Form 10QSB
period 2000-05-31
24 HOUR AUCTION INC
filed 2001-03-21
CIK 1107698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For  the  quarterly  period  ended  May  31,  2000

                        Commission file number: 000-31017

                             24 HOUR AUCTION, INC.
          (Exact  name  of  registrant  as  specified  in  its  charter)

               Delaware                                         91-1780705
(State or other jurisdiction  of incorporation              (I.R.S. Employer
or organization)                                             Identification No.)

              2009 Iron Street
              Bellingham WA                                           98225
(Address  of  principal  executive  offices)                       (Zip  Code)

                                  (360) 647-3170
               (Issuer's  telephone  number,  including  area  code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes (X) No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,660,000

Transitional  Small  Business  Disclosure  Format  (check  one);
Yes  (  )    No   (X)

                                TABLE OF CONTENTS



                                     PART I

                                                                           PAGE
                                                                           ----

ITEM  1   Financial Information                                              3

ITEM  2   Management's Discussion and Analysis of Financial  Condition
          and  Results  of  Operations                                       13

                                     PART II

ITEM  1     Legal  Proceedings                                               13

ITEM  2     Changes  in Securities                                           13

ITEM  3     Defaults  Upon Senior Securities                                 13

ITEM  4     Submission  of  Matters  to  a  Vote  of  Security  Holders      13

ITEM  5     Other  Information                                               13

ITEM  6     Exhibits and Reports on Form 8-K                                 13


Signatures                                                                   13

                            24 HOUR AUCTION, INC.
                                   FORM 10 QSB
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

PART  I.  -  FINANCIAL  INFORMATION





                               24 HR AUCTION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2000


                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111


                               24 HR AUCTION INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS



ACCOUNTANT'S  REVIEW  REPORT                              1


FINANCIAL  STATEMENTS

     Consolidated  Balance  Sheet                                   2

     Consolidated  Statement  of  Operations                        3

     Consolidated  Statement  of  Stockholders'  Equity             4

     Consolidated  Statement  of  Cash  Flows                       5


NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS                 6

To  the  Board  of  Directors
24  Hr  Auction  Inc.
Bellingham,  Washington


                           ACCOUNTANT'S REVIEW REPORT
                           --------------------------


We have reviewed the accompanying consolidated balance sheet of 24 Hour Auction Inc. (a development stage company) as of May 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from September 21, 1999 (inception) to May 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the period ended February 29, 2000 were audited by us and we expressed an unqualified opinion on them in our report dated May 31, 2000. In addition, the subsequent financial statements for the period ended August 31, 2000 were audited by us and we expressed an unqualified opinion on them in our report dated November 21, 2000, but we have not performed any auditing procedures since that date.

As discussed in Note 2, the Company has been in the development stage since its inception on September 21, 1999. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington

February  2,  2001

                               24 HR AUCTION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 2000


ASSETS

CURRENT  ASSETS
  Cash                                                        $        6,014
                                                              ---------------
         Total Current Assets                                          6,014
                                                              ---------------

PROPERTY  PLANT  AND  EQUIPMENT
  Web site costs                                                       3,007
  Computer equipment                                                   1,500
  Less:  accumulated depreciation and amortization                      (549)
                                                              ---------------
         Total Property, Plant and Equipment                           3,958
                                                              ---------------

         TOTAL ASSETS                                         $        9,972
                                                              ===============

LIABILITIES  &  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES
  Accounts payable                                            $        3,259
  Related party payables                                               2,000
                                                              ---------------
                 Total Current Liabilities                             5,259
                                                              ---------------

COMMITMENTS AND CONTINGENCIES                                            -

STOCKHOLDERS'  EQUITY
  Preferred  stock,  20,000,000  shares  authorized,
    $.0001 par value; 0 shares issued and outstanding                    -
  Common  stock,  80,000,000  shares  authorized,
    $.0001  par  value;  3,660,000  shares
    issued and outstanding                                               366
  Additional paid-in capital                                          19,134
  Deficit accumulated during development stage                       (14,787)
                                                              ---------------
  Total Stockholders' Equity                                           4,713
                                                              ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $        9,972
                                                              ===============










See accountant's review report and accompanying notes.

                               24 HR AUCTION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
       FOR THE PERIOD FROM SEPTEMBER 21, 1999 (INCEPTION) TO MAY 31, 2000



REVENUES                                                     $           -
                                                              ---------------


OPERATING  EXPENSES
  Rent                                                                 2,000
  Fees                                                                   409
  Professional fees                                                    9,750
  Organizational expense                                               2,000
  Depreciation and amortization                                          549
  Office supplies                                                         79
                                                              ---------------
     Total Operating Expenses                                         14,787
                                                              ---------------

LOSS FROM OPERATIONS                                                 (14,787)

INCOME TAXES                                                             -
                                                              ---------------

NET LOSS                                                      $       (14,787)
                                                              ================

NET  LOSS  PER  COMMON  SHARE, BASIC AND DILUTED              $           nil
                                                              ================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                                                 3,660,000
                                                              ================
























See accountant's review report and accompanying notes.

                               24 HR AUCTION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                Deficit
                            Common Stock                      Accumulated
                      --------------------------  Additional    During         Total
                        Number                    Paid-in     Development   Stockholders'
                       of Shares       Amount     Capital        Stage         Equity
                      ------------  ------------  ----------  ------------  -------------

Issuance of common
  stock in September
  1999 for cash at
  an average of
  $.005 per share        3,660,000  $       366   $  19,134   $       -     $    19,500

Loss for period
  ended May 31, 2000           -            -           -         (14,787)       (14,787)
                      ------------  ------------  ----------  ------------  -------------
Balance,
  May 31, 2000
  (unaudited)            3,660,000  $       366   $  19,134   $   (14,787)  $      4,713
                      ============  ============  ==========  ============  =============
































See accountant's review report and accompanying notes.

                               24 HR AUCTION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE PERIOD FROM SEPTEMBER 21, 1999 (INCEPTION) TO MAY 31, 2000


Cash  flows  from  operating  activities:
  Net loss                                                     $       (14,787)
Adjustment to reconcile net loss to net cash
  used  in  operating  activities:
    Depreciation                                                           549
  Increase in accounts payable                                           3,259
  Increase in related parties payable                                    2,000
                                                               ----------------
Net cash used in operating activities                                   (8,979)
                                                               ----------------

Cash  flows  from  investing  activities:
  Purchase of property, plant and equipment                             (4,507)
                                                               ----------------
Net cash used in investing activities                                   (4,507)
                                                               ----------------

Cash  flows  from  financing  activities:
Cash received from sale of common stock                                 19,500
                                                               ----------------
Net cash provided by financing activities                               19,500
                                                               ----------------

Net increase in cash                                                     6,014

Cash, beginning of period                                                  -
                                                               ----------------

Cash, end of period                                            $         6,014
                                                               ================

SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:
      Interest expense paid                                    $           -
                                                               ================
          Income taxes paid                                    $           -
                                                               ================


















See accountant's review report and accompanying notes.

                                24 HR AUCTION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000

NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

24 Hr Auction Inc. (herein after "the Company") was incorporated in September, 1999 under the laws of the State of Delaware primarily for the purpose of auctioning goods and services via the internet. As of May 31, 2000, the Company's principal office is located in Bellingham, Washington.

In November 1999, the Company formed its subsidiary, Bidmonkey.com. Bidmonkey.com is expected to auction goods and services that are geographically targeted. 24 Hr Auction Inc. and Bidmonkey.com were in the development stage and at May 31, 2000 had not realized any significant revenues from planned operations.

The Company serves as a holding company for its subsidiary's operations. The subsidiary is not considered a franchise although the Company plans to franchise its subsidiary's operations. References herein to the Company include the Company and it subsidiary, unless the context otherwise requires.

The  Company's  fiscal  year  end  is  August  31.

NOTE  2-SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting  Method
------------------
The Company's financial statements are prepared using the accrual method of accounting.

Interim  Financial  Statements
------------------------------
The interim financial statements as of May 31, 2000 and for the period ended May 31, 2000, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Use  of  Estimates
------------------
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

                                24 HR AUCTION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000

NOTE  2-SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Development  Stage  Activities
------------------------------
The Company has been in the development stage since its formation on September 21, 1999. It is primarily engaged in auctioning goods and services via the internet.

Principles  of  Consolidation
-----------------------------
The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash  and  Cash  Equivalents
----------------------------
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with an original maturity of three months or less to be cash equivalents.

Fair  Value  of  Financial  Instruments
---------------------------------------
The  carrying  amounts  for  cash  and  payables  approximate  their fair value.

Concentration  of  Risk
-----------------------
The Company maintains its cash accounts in one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totaled $6,014 as of May 31, 2000. This account is not insured.

Derivative  Instruments
-----------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

At May 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Impaired  Asset  Policy
-----------------------
In March 1995, the Financial Accounting Standards Board issued statement SFAS No. 121 titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at May 31, 2000.

                                24 HR AUCTION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000

NOTE  2-SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Revenue  Recognition
--------------------
Revenues and cost of revenues are recognized when services and products are furnished or delivered. At May 31, 2000, no revenues were realized or recognized by the Company or its subsidiary.

Franchise  Revenue
------------------
Revenue from sales of individual franchises will be recognized, net of an allowance for uncollectible amounts, when substantially all significant services to be provided by the Company have been performed. For the period ended May 31, 2000, the Company did not realize or recognize any revenues from franchise activities.

Compensated  Absences
---------------------
As the Company is still in the development stage, it currently does not have a policy regarding accruals of compensated absences. The Company intends to expense these costs as incurred.

Organization  Expenses
----------------------
The Company has recognized and expensed $2,000 in organizational expenses for the period ended May 31, 2000.

Income  Taxes
-------------
At May 31, 2000, the Company had a net operating loss of approximately $14,000 since its inception in September 1999. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Basic  and  Diluted  Loss  Per  Share
-------------------------------------
Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

Going  Concern
--------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has generated no revenues since inception. The Company recorded a loss and an accumulated deficit of $14,787 for the period from September 21, 1999 (inception) to May 31, 2000. The Company, being a developmental stage enterprise, is currently putting technology in place which will, if successful,

                                24 HR AUCTION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000

NOTE  2-SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Going  Concern  (continued)
---------------------------
mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase the sales of the Company's products and services. Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.


NOTE  3  -  PROPERTY  AND  EQUIPMENT

The Company has capitalized the costs to build its web site and is depreciating those costs over three years using the straight-line method. In addition, the Company purchased computer equipment which will be depreciated over five years using the straight-line method. In the future the Company will review those assets for impairment on a quarterly basis by comparing the estimated undiscounted future cash flows to their respective carrying amounts.

Depreciation and amortization expense for the period ended May 31, 2000 was $549.

NOTE  4  -  RELATED  PARTY  TRANSACTIONS

The Company is a lessee of office space and computers under an operating lease for $250 per month expiring in September 2000. The space and computers are leased from a related party. At May 31, 2000, $2,000 in rent expense was unpaid  and  accrued  as  related  party  payable.

NOTE  5-COMMON  AND  PREFERRED  STOCK

Upon incorporation, the Company authorized the issuance of 20,000,000 shares of preferred stock at a par value of $0.0001 per share, of which there are no shares outstanding. The preferred shares have not been designated any preferences.

Upon incorporation, the Company authorized the issuance of 80,000,000 shares of common stock at a par value of $0.0001 per share, of which 3,660,000 shares are outstanding under Regulation D, Rule 504. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders, but have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared by the board of directors in its discretion, from funds legally available. The Company has not authorized any convertible stock, warrants, options or dividends as of May 31, 2000.

                              24 HOUR AUCTION, INC.
                                   FORM 10 QSB
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Management has been exploring a variety of revenue models in the light of recent events in the internet environment."

The company is a developmental stage company. There are no appreciable changes to its financial condition or its operations except as outlined in the review for the period ended 11/30/2000.

PART  II.  -  OTHER  INFORMATION


Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         None.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

24 HOUR AUCTION, INC.

                                     /s/ Nazir Maherali
                                     ___________________________
Date:  March 14, 2001                Nazir Maherali
                                     President