Form 10QSB
period 2000-11-30
24 HOUR AUCTION INC
filed 2001-03-21
CIK 1107698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For  the  quarterly  period  ended  November  30,  2000

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

                                NOVEMBER 30, 2000


                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111



                               24 HR AUCTION INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS



ACCOUNTANT'S  REVIEW  REPORT                                         1


FINANCIAL  STATEMENTS

     Consolidated  Balance  Sheets                                   2

     Consolidated  Statements  of  Operations                        3

     Consolidated  Statement  of  Stockholders'  Equity              4

     Consolidated  Statements  of  Cash  Flows                       5


NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS                  6

To  the  Board  of  Directors
24  Hr  Auction  Inc.
Bellingham,  Washington


                           ACCOUNTANT'S REVIEW REPORT
                           --------------------------


We have reviewed the accompanying consolidated balance sheet of 24 Hour Auction, Inc. (a development stage company) as of November 30, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the three months ended November 30, 2000, for the period from September 21, 1999 (inception) to November 30, 1999, and for the period from September 21, 1999
(inception) to November 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the period ended August 31, 2000 were audited by us and we expressed an unqualified opinion on them in our report dated November 21, 2000, but we have not performed any auditing procedures since that date.

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

/s/ Williams & Webster, P.S.

Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington

December  8,  2000

                               24 HR AUCTION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                            November 30,      August 31,
                                                                2000             2000
                                                            (Unaudited)
                                                            ------------     ------------
ASSETS

      CURRENT ASSETS
            Cash                                            $      1,442     $     3,608
            Prepaid expenses                                       1,500              --
                                                            ------------     ------------
                 Total Current Assets                              2,942           3,608
                                                            ------------     ------------

      PROPERTY PLANT AND EQUIPMENT
            Web site costs                                         3,007           3,007
            Computer equipment                                     1,500           1,500
            Less: accumulated depreciation and amortization       (1,201)           (876)
                                                            ------------     ------------
                 Total Property, Plant and Equipment               3,306           3,631
                                                            ------------     ------------

            TOTAL ASSETS                                    $      6,248     $     7,239
                                                            ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES
            Accounts payable                                $        898     $       472
            Related party payables                                 3,000           2,750
                                                            ------------     ------------
                 Total Current Liabilities                         3,898           3,222
                                                            ------------     ------------

      COMMITMENTS AND CONTINGENCIES                                  --               --
                                                            ------------     ------------

      STOCKHOLDERS' EQUITY
         Preferred stock, 20,000,000 shares authorized,
              $.0001 par value; 0 shares issued and
              outstanding                                            --               --
         Common stock, 80,000,000 shares authorized,
              $.0001 par value; 3,660,000 shares

              issued and outstanding                                366              366
         Additional paid-in capital                              19,134           19,134
         Deficit accumulated during development stage           (17,150)         (15,483)
                                                            ------------     ------------
              Total Stockholders' Equity                          2,350            4,017
                                                            ------------     ------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $      6,248     $     7,239
                                                            ============     ============

             See accompanying notes and accountant's review report.

                               24 HR AUCTION INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       For the Period   For the Period
                                                        September 21,    September 21,
                                          For the           1999            1999
                                        Three Months    (Inception)      (Inception)
                                           Ended          through          through
                                        November 30,    November 30,     November 30,
                                            2000            1999             2000
                                        (Unaudited)                       (Unaudited)
                                       ------------     ------------     ------------

REVENUES                               $         --     $         --     $         --
                                       ------------     ------------     ------------

OPERATING EXPENSES
      Lease expense                             250              500            3,000
      Filing and transfer agent fees            172               --            1,700
      Professional expense                       --               --            8,250
      Organizational expense                     --               --            2,000
      Web site maintenance                      132               --              132
      Depreciation                              325               --            1,201
      General and administrative                788               --              788
      Office supplies                            --               74               79
                                       ------------     ------------     ------------
           Total Operating Expenses           1,667              574           17,150
                                       ------------     ------------     ------------

LOSS FROM OPERATIONS                         (1,667)            (574)         (17,150)

INCOME TAXES                                     --               --               --
                                       ------------     ------------     ------------

NET LOSS                               $     (1,667)    $       (574)    $    (17,150)
                                       ============     ============     ============

      NET LOSS PER COMMON SHARE,
           BASIC AND DILUTED           $        nil     $        nil     $        nil
                                       ============     ============     ============

      WEIGHTED AVERAGE NUMBER
         OF COMMON SHARES OUTSTANDING,
         BASIC AND DILUTED                3,660,000        3,660,000        3,660,000
                                       ============     ============     ============









             See accompanying notes and accountant's review report.

                               24 HR AUCTION INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                         Deficit
                                 Common Stock                          Accumulated
                          ---------------------------                    During           Total
                             Number                     Additional     Development    Stockholders'
                           of Shares       Amount     Paid-in Capital     Stage          Equity
                         ------------   ------------  ---------------  ------------   ------------
Issuance of common stock
 in September 1999
  for cash at an average
 of $.005 per share         3,660,000   $        366   $     19,134    $         --   $     19,500

Loss for period ending
August 31, 2000                    --             --             --         (15,483)       (15,483)
                         ------------   ------------   ------------    ------------    ------------

Balance, August 31, 2000    3,660,000            366         19,134         (15,483)         4,017

Loss for the three months
  Ended November 30, 2000          --             --             --          (1,667)        (1,667)
                         ------------   ------------   ------------    ------------    ------------

Balance, November 30, 2000
 (unaudited)                3,660,000   $        366   $     19,134    $    (17,150)   $     2,350
                         ============   ============   ============    ============    ============































             See accompanying notes and accountant's review report.

                               24 HR AUCTION INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Period     For the Period
                                                        September 21,      September 21,
                                           For the           1999             1999
                                         Three Months    (Inception)       (Inception)
                                            Ended          through           through
                                         November 30,    November 30,      November 30,
                                            2000             1999             2000
                                         (Unaudited)                       (Unaudited)
                                         ------------     ------------     ------------

Cash flows from operating activities:
       Net loss                          $     (1,667)    $       (574)    $    (17,150)
       Depreciation                              325               --            1,201
       Adjustments to reconcile net loss
            to cash used in operating
            activities:
       Increase in prepaid expense             (1,500)              --           (1,500)
       Increase in accounts payable               426               --              898
       Increase in related parties payable        250              500            3,000
                                         ------------     ------------     ------------
Net cash used in operating activities          (2,166)             (74)         (13,551)
                                         ------------     ------------     ------------

Cash flows from investing activities:
       Purchase of computer equipment              --               --           (1,500)
       Purchase of web site                        --               --           (3,007)
                                          ------------     ------------     ------------
Net cash used in investing activities              --               --           (4,507)
                                          ------------     ------------     ------------

Cash flows from financing activities:
       Sale of common stock                        --           19,500           19,500
                                           ------------     ------------     ------------
Net cash provided by financing activities          --           19,500           19,500
                                           ------------     ------------     ------------

Net increase in cash                             (2,166)          19,426            1,442

Cash, beginning of period                         3,608               --               --
                                           ------------     ------------     ------------

Cash, end of period                        $      1,442     $     19,426     $      1,442
                                           ============     ============     ============

SUPPLEMENTAL DISCLOSURES:
       Interest expense paid               $         --     $         --     $         --
                                           ============     ============     ============
       Income taxes paid                   $         --     $         --     $         --
                                           ============     ============     ============

             See accompanying notes and accountant's review report.

                              24 HR AUCTION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000

NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

24 Hr Auction Inc. (herein after "the Company"), was incorporated in September, 1999 under the laws of the State of Delaware primarily for the purpose of auctioning goods and services via the internet. As of May 31, 2000, the Company's principal office is located in Bellingham, Washington.

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

Income  Taxes
-------------
At May 31, 2000, the Company had a net operating loss of approximately $17,000 since its inception in September 1999. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

As shown in the accompanying financial statements, the Company has generated no revenues since inception. The Company recorded a loss and an accumulated deficit of $17,150 for the period from September 21, 1999 (inception) to May 31, 2000. The Company, being a developmental stage enterprise, is currently putting technology in place which will, if successful,

                              24 HR AUCTION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000

NOTE  2-SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Going  Concern  (continued)
---------------------------
mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Depreciation  expense  for  the  period  ended  May  31,  2000  was  $325.


NOTE  4  -  RELATED  PARTY  TRANSACTIONS

The Company is the lessor of office space and computers under an operating lease for $250 per month expiring in September 2000. The space and computers are leased from a related party. At May 31, 2000, $2,000 in rent expense was unpaid  and  accrued  as  related  party  payable.


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