Form 10KSB
period 2000-08-31
24 HOUR AUCTION INC
filed 2001-03-23
CIK 1107698

(THIS SPACE LEFT INTENTIONALLY BLANK)

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB

[x]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE  SECURITIES
                              EXCHANGE ACT OF 1934

     For  the  fiscal  year  ended  August 31,  2000

[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
                              EXCHANGE ACT OF 1934

                              24 HOUR AUCTION, INC.

                 (Name of small business issuer in its Charter)

             Delaware                                    91-1780705
____________________________________              _____________________________
(State  or  other  jurisdiction of                   (I.R.S.  Employer
Incorporation  or  organization)                         Identification  No.)

  2009 Iron Street,  Bellingham WA                                     98225
(Address  of  principal  executive  offices)                         (Zip Code)

                     Issuer's telephone number: (360) 647-3170

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

                                      NONE

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

                    COMMON STOCK, PAR VALUE $.0001 PER SHARE
                                 (Title of Class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year.       $    0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) [Amended in release No. 33-7419 (85,938), effective June 13, 1997, 62 F.R. 26387.] $ 0.00

                               24 HOUR AUCTION, INC.
                                   FORM 10KSB
                        For the year ended August 31, 2000





                                      INDEX
                                      -----


     PART  I                                                               PAGE

ITEM  1.     DESCRIPTION  OF  BUSINESS                                       3
ITEM  2.     DESCRIPTION  OF  PROPERTY                                       7
ITEM  3.     LEGAL  PROCEEDINGS                                              7
ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS     7

     PART  II

ITEM  5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS                                             7

ITEM  6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND  RESULTS  OF  OPERATION                                     8

ITEM  7.     FINANCIAL  STATEMENTS                                           8

ITEM  8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND  FINANCIAL  DISCLOSURE                                      20


     PART  III


ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT       20

ITEM  10.     EXECUTIVE  COMPENSATION                                       21

ITEM  11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT                                                21

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS            22

     PART  IV


ITEM  13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K                                                   22

     SIGNATURES                                                             22

                               24 HOUR AUCTION, INC.
                                   FORM 10KSB
                        For the year ended August 31, 2000

                           FORWARD LOOKING STATEMENTS

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on the Company's current expectations as to future events. In the light of the uncertainties in the potential markets for the Company's planned products, the forward-looking events and circumstances discussed in this document might not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

GENERAL

         The Company is filing this Form 10KSB as part of the process of voluntarily becoming a reporting company. The Company will file voluntary reports if its obligation to file reports is terminated under the Securities Exchange Act of 1934.

BUSINESS DEVELOPMENT

         24 Hour Auction, Inc. was incorporated in the State of Delaware on September 21, 1999. The Company has generated no revenue at this time.

         The Company operates under the name "Bidmonkey.com." The Company has reserved the name and is in the process of building the web site of bidmonkey.com. Mr. Maherali, the President of the Company, is a full time employee of Apus Capital Corporation, though he has been spending approximately 25 hours per week on the development of the Company. When the web site is completed he will devote more time to the business of the Company, and he expects to devote full time to the Company when it is operational. In addition the Company has used consultants in the development of the business. The Company has no other employees.

         The web site is to provide an auction site for both business to business auctions and business to consumers as a means for businesses to dispose of goods that it wants to sell to the general public in an auction setting.

         Bidmonkey.com also intends to be local in its auctions through the franchising of local web sites, beginning in North America, and then selling them throughout the rest of the world. The Company is in the process of developing its franchise agreement, however it is not completed. The Company has sold no franchises at this time.

         The reason for the local franchise web sites is to provide a market for products that typically are sold close to home, such as a car or a motor home, and will enable the buyer to personally look at the item before a purchase. The affiliated network of auction web sites allows for branding to attract business to the web site, while at the same time being a local destination for the person seeking discounted goods available at auction.

                               24 HOUR AUCTION, INC.
                                   FORM 10KSB
                        For the year ended August 31, 2000

         A seller of merchandise will list the merchandise with Bidmonkey.com. The seller may list a reserve price, which is a price below which he will not sell the merchandise. All auction listings state that there is a reserve price, but will not list what the reserve price is.

        The software of the Company has a unique feature, the maximum bid price, along with an automatic bid process. The bidder will indicate what the maximum price he will pay for the merchandise, and the software will automatically enter bids for the bidder. As an example: there is an item for sale on the auction site, and the current bid is $100. The bidder will enter a maximum bid of $1,000, and the software will enter a bid of $125. Shortly thereafter there is a bid of $500 entered on the item, and the software will then enter a bid of $525. This will continue until the item is sold, and the bidder will be notified that he either was successful or unsuccessful by e mail. This is an example only. The bidding process may be done in any amounts and increments. This is a database function, the parameters, the dollar amounts, may be set at any amounts and increased or decreased accordingly.

         The Company serves as listing agent and is not involved in the actual transaction of goods and money between buyer and seller. The transaction of the money and the goods are the sole responsibility of the buyer and seller. The listing agreement provides that the buyer and the seller hold the Company harmless from any liability.

         There are many auction web sites on the Internet that will compete with the site of the Company. Many of them are well established and attract many visitors to the sites. Many of them are well financed and are able to spend large amounts of money to advertise their web sites. Probably the largest and best known is eBay. The Company will have a difficult time in competition with such large and well financed competitors.

RISK  FACTORS

         Risk Factor - Going Concern. The independent auditor for the Company, in its report, issued a "going concern" doubt in its letter. Stating that there is a substantial doubt that the Company can continue, mostly based on the lack of any revenue at this time.

         Risk Factor - No Market for Shares. No Transfer of Shares. Prior to this time there has been no public market for the Shares and there can be no assurance that an active trading market will develop or be sustained.

         Risk Factor - Limited Operating History. The Company recognizes that it has a limited operating history by which an investor might judge its likelihood of success or failure. Its business plan is based on certain assumptions without the benefit of a lengthy operating history. At this time the Company has made no sales, and has received no revenue.

         Risk Factor - Competition. The Company expects to encounter competition in its efforts to establish its business. Many of these entities may have greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to compete.

                               24 HOUR AUCTION, INC.
                                   FORM 10KSB
                        For the year ended August 31, 2000

         Risk Factor - Need for Additional Capital. While the Company will be budgeting towards the achievement of its goals, there can be no assurance that the Company will be able to achieve its goals without additional capital. There can be no assurance that the Company will be able to raise the additional capital it may be seeking. Even if additional capital is obtained, there can be no assurance that the Company will be able to achieve its goals with additional capital, or that any new capital, if available, will be on terms favorable to the Company.

         Risk Factor - Penny Stock Regulation. Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stock generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Company's securities become subject to the penny stock rules, investors in this offering may find it more difficult to sell their securities.

         Risk Factor - The market may not accept our services. The Company only recently began the operation of its Web site. There can be no assurance that customers will embrace our Web site and business concept or that we will be able to enlist a sufficient number of customers. In addition, failure of the customers to create a sufficient supply of or demand for merchandise will also have adverse material effect on our business prospects.

         Risk Factor - We face significant competition and limited barriers to entry. The electronic commerce market is new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. Other companies have extensive operating histories and contacts in the bulk discount merchandise industry, as well as revenues greatly in excess of the Company. There is no guarantee that we can successfully compete with these entities, especially those with greater financial, marketing, customer support, technical and other resources than the Company.

         Risk Factor - We are dependent upon our ability to attract and retain key personnel. Our success is dependent in large part upon our ability to attract and retain key management and operating personnel. Qualified individuals are in high demand and are often subject to competing offers. In the future, the Company will need to add additional skilled personnel to facilitate business operations. There can be no assurance that we will be able to attract and retain the qualified personnel needed for our business. The loss of the services of one

                               24 HOUR AUCTION, INC.
                                   FORM 10KSB
                        For the year ended August 31, 2000

or more members of our management group or the inability to hire additional personnel as needed would likely have a material adverse effect on our business, prospects, results of operations and financial condition.

         Risk Factor - We are dependent on the continued growth of online commerce. The Company's future revenues and any future profits are substantially dependent upon the widespread acceptance and use of the Internet and other online services as an effective medium of commerce by businesses. Rapid growth in the use of and interest in the Internet and other online services is a recent occurrence, and there can be no assurance that acceptance and use will continue to develop or that a sufficiently broad base of businesses will adopt, and continue to use, the Internet and other online services as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty and there exist few profitable operations in this arena.

         The Internet and other online services may not be accepted as a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. There can be no assurance that the infrastructure for the Internet and other online services will be able to support the demands placed upon them in light of the significant growth in the number of users, their frequency of use or an increase in their bandwidth requirements. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or other online service activity, or due to increased governmental regulation. Changes in, or an insufficient availability of, telecommunications services to support the Internet or other online services also could result in slower response times and adversely affect usage of the Internet and other online services generally, and the Company in particular. If use of the Internet and other online services does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet and other online services does not effectively support growth that may occur, or if the Internet and other online services do not become a viable commercial marketplace, our business, prospects, financial condition and results of operations would be materially adversely affected.

         Risk Factor - We are subject to risks associated with rapid technological change. To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality and features of its Web sites. The Internet and the online commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our Web sites and proprietary technology and systems obsolete. The Company's success will depend, in part, on its ability to license leading technologies useful in its business, enhance its existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of its prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of Web sites and other proprietary technologies entails significant technical and business risks. There can be no assurance that we will use new technologies effectively or successfully adapt our Web sites, proprietary technologies or transaction-processing systems to customer requirements or emerging industry standards. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to variable market conditions or customer requirements, its business, prospects, financial condition and results of operations would be materially adversely affected.

                               24 HOUR AUCTION, INC.
                                   FORM 10KSB
                        For the year ended August 31, 2000

         Risk Factor - We are liable for Internet content. As a publisher and distributor of online content, the Company faces potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that we publish or distribute. Such claims have been brought, and sometimes successfully pressed, against online services. Any imposition of liability could have a material adverse effect on our reputation and business, prospects, results of operations and financial condition.

         Risk Factor - Franchise Agreement. The Company is in the process of completing its franchise agreement. There can be no assurance that the franchise agreement, when completed, will qualify in the jurisdictions in which the Company desires to make franchise agreements, or that the franchise agreement will be acceptable to potential franchisees. The failure of the franchise agreement to qualify, or to be acceptable to potential franchisees wold have a material adverse effect on the results of financial operations and financial condition of the Company.

REPORTS  TO  SECURITY  HOLDERS

You may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N. W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company that is filed electronically with the SEC.

ITEM  2.  PROPERTIES

         The Company leases office space from Apus Capital Corporation. The lease is for one year from October 1, 1999 to September 30, 2000 at a monthly rental of $250 per month. The office space is approximately 400 square feet, and includes telephone, fax and secretarial services.

ITEM  3.     LEGAL  PROCEEDINGS

There are no material pending legal proceedings to which the Registrant is a party or of which any of its property is subject.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  STOCKHOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM  5.     MARKET  FOR  THE  REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

(A)     MARKET  INFORMATION

There is no established public trading market for the Registrant's common equity. The Company's common stock has not traded at this time.

                               24 HOUR AUCTION, INC.
                                   FORM 10KSB
                        For the year ended August 31, 2000

(B)     HOLDERS

         There are 38 holders of the common stock of  the  Company.

(C)     DIVIDENDS

        The Registrant has never paid any dividends, cash or otherwise, on the common shares of the Company. There is no plan to pay dividends for the foreseeable future.

(D)     UNREGISTERED  SALES

    During the period covered by this report the Company has sold no securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The Internet has created a new medium for advertising, marketing and sales. The Internet has also been a medium of the bargain hunter, seeing a way to make purchases at below market prices. The Registrant is in the process of building a website to take advantage of these opportunities.

         The  Company  has  two  main  sources  of  income.

         First, the Company charges a fee to sellers of 1% of the sale price of the things sold.

         Second, the Company sells franchises to local persons that sponsor a local Bidmonkey.com page for products that are geographically sensitive. The fee for the local person is $4,999, and a royalty fee of 1% of its sales. The proposed franchise is for a specific geographic area, with a term of 5 years, renewable for an additional 5 years, with no additional fee, but the royalty fee of 1% of its sales remains. The Company has sold no franchises to date, and has not developed its franchise agreement in definitive form.

         Management of the Company is of the opinion that the current cash will be sufficient for the next three to four months during the development of the web site, and that it will need an additional $100,000 at that time. The Company has not determined how it will raise the additional money at this time, or whether it will be through equity or debt. The Company feels that this additional money will be enough for the next twelve months.

         The Company does not anticipate any expenditures for research and development. The Company has no plans for the purchase of plant or significant equipment. There are no plans for a significant change in the number of employees, though there will be some employees when the site is operational.

         The Company has not generated any revenue at this time, and the Company has no franchisees at this time. The web site is nearing completion, and the Company hopes to generate revenues as soon as it is complete. Management is hopeful that revenues will begin toward the end of the second quarter of this year.

ITEM  7.     FINANCIAL  STATEMENTS

Financial statements of the Company meeting the requirements of Regulation S-B are filed on the succeeding pages as listed below:

                              24 HOUR AUCTION, INC.
                                   FORM 10KSB
                        For the year ended August 31, 2000




                               24 HR AUCTION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 31, 2000




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



INDEPENDENT  AUDITOR'S  REPORT                                      1


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

     Consolidated  Statement  of  Stockholders'  Equity             4

     Consolidated  Statement  of  Cash  Flows                       5


NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS                 6

To  the  Board  of  Directors
24  Hr  Auction  Inc.
Bellingham,  Washington


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


We have audited the accompanying consolidated balance sheet of 24 Hr Auction Inc. (a development stage company) as of August 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from September 21, 1999 (inception) to August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimated made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 24 Hr Auction Inc. as of August 31, 2000, and the results of its operations and its cash flows for the period from September 21, 1999 (inception) to August 31, 2000 in conformity with generally accepted accounting principles.

As discussed in Note 2, the Company has been in the development stage since its inception and has no revenues. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington

November  21,  2000

                               24 HR AUCTION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET


                                                                 August 31,
                                                                    2000
                                                               ---------------

ASSETS

     CURRENT  ASSETS
          Cash                                                 $        3,608
     Total Current Assets                                               3,608
                                                               ---------------

     PROPERTY  PLANT  AND  EQUIPMENT
          Web site costs                                                3,007
          Computer equipment                                            1,500
          Less: accumulated depreciation
                                                                        (876)
                                                               ---------------
     Total Property, Plant and Equipment                                3,631
                                                               ---------------

TOTAL ASSETS                                                   $        7,239
                                                               ===============



LIABILITIES  AND  STOCKHOLDERS'  EQUITY

     CURRENT  LIABILITIES
           Accounts payable                    $                          472
           Related party payables                                       2,750
                                                               ---------------
     Total Current Liabilities                                          3,222
                                                               ---------------

COMMITMENTS AND CONTINGENCIES                                             -

     STOCKHOLDERS'  EQUITY
          Preferred stock, 20,000,000  shares  authorized,
            $.0001 par value; 0 shares issued and outstanding             -
          Common  stock,  80,000,000  shares  authorized,
            $.0001  par  value;  3,660,000  shares
            issued and outstanding                                        366
          Additional paid-in capital                                   19,134
          Deficit accumulated during development stage
                                                                      (15,483)
                                                               ---------------
      Total Stockholders' Equity                                        4,017
                                                               ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $        7,239
                                                               ===============




The accompanying notes are an integral part of these financial statements.

                               24 HR AUCTION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                              For the Period
                                                               September 21,
                                                                  1999
                                                                (Inception)
                                                                  through
                                                                 August 31,
                                                                    2000
                                                               ---------------


REVENUES                                                       $          -
                                                               ---------------


OPERATING  EXPENSES
  Lease expense                                                         2,750
  Filing and transfer agent fees                                        1,528
  Professional expense                                                  8,250
  Organizational expense                                                2,000
  Depreciation                                                            876
  Office supplies                                                          79
                                                               ---------------
        Total Operating Expenses                                       15,483
                                                               ---------------


LOSS FROM OPERATIONS                                                  (15,483)

INCOME TAXES                                                              -
                                                               ---------------


                       NET LOSS                                $      (15,483)
                                                               ===============

NET  LOSS  PER  COMMON  SHARE, BASIC AND DILUTED               $          nil
                                                               ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                                                 3,660,000
                                                               ===============















The accompanying notes are an integral part of these financial statements.

                                24 HR AUCTION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                Deficit
                            Common Stock                      Accumulated
                      --------------------------  Additional    During         Total
                        Number                    Paid-in     Development   Stockholders'
                       of Shares       Amount     Capital        Stage         Equity
                      ------------  ------------  ----------  ------------  -------------

Issuance of common
  stock in September
  1999 for cash at
  an average of
  $.005 per share        3,660,000  $       366   $  19,134   $       -     $    19,500

Loss for period
ending August 31,
 2000                          -            -           -         (15,483)      (15,483)
                      ------------  ------------  ----------  ------------  -------------
Balance,
  August 31, 2000       3,660,000   $      366    $  19,134   $   (15,483)  $      4,017
                      ============  ============  ==========  ============  =============
































The accompanying notes are an integral part of these financial statements.

                               24 HR AUCTION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              For the Period
                                                               September 21,
                                                                  1999
                                                                (Inception)
                                                                  through
                                                                 August 31,
                                                                    2000
                                                               ---------------

Cash  flows  from  operating  activities:
  Net loss                                                     $      (15,483)
  Depreciation                                                            876
  Adjustments to reconcile net loss
    to cash used in operating activities:
      Increase in accounts payable                                        472
      Increase in related parties payable                               2,750
                                                               ---------------
Net cash used in operating activities                                 (11,385)
                                                               ---------------

Cash  flows  from  investing  activities:
  Purchase of computer equipment                                       (1,500)
  Purchase of web site                                                 (3,007)
                                                               ---------------
Net cash used in investing activities                                  (4,507)
                                                               ---------------

Cash  flows  from  financing  activities:
  Sale of common stock                                                 19,500
                                                               ---------------
Net cash provided by financing activities                              19,500
                                                               ---------------

Net increase in cash                                                    3,608

Cash, beginning of period                                                 -
                                                               ---------------

Cash, end of period                                            $        3,608
                                                               ===============

SUPPLEMENTAL  DISCLOSURES:
  Interest expense paid                                        $          -
                                                               ===============

  Income taxes paid                                            $          -
                                                               ===============









The accompanying notes are an integral part of these financial statements.

                               24 HR AUCTION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

24 Hr Auction Inc. (herein after "the Company"), was incorporated in September, 1999 under the laws of the State of Delaware primarily for the purpose of auctioning goods and services via the internet. As of August 31, 2000, the Company's principal office is located Bellingham, Washington.

In November 1999, the Company formed its subsidiary, Bidmonkey.com. Bidmonkey.com is expected to auction goods and services that are geographically targeted. 24 Hr Auction Inc. and Bidmonkey.com were in the development stage and, at August 31, 2000, had not realized any significant revenues from planned operations.

The Company serves as a holding company for its subsidiary's operations. Although the subsidiary is not considered a franchise, the Company plans to franchise its subsidiary's operations. References herein to the Company include the Company and it subsidiary, unless the context otherwise requires.

The  Company's  fiscal  year  end  is  August  31.

NOTE  2-SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Accounting  Method
------------------
The Company's financial statements are prepared using the accrual method of accounting.

Use  of  Estimates
------------------
The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Development  Stage  Activities
------------------------------
The Company has been in the development stage since its formation on September 21, 1999. It is primarily engaged in auctioning goods and services via the internet.

                               24 HR AUCTION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE  2-SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Principles  of  Consolidation
-----------------------------
The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

Concentration  of  Risk
-----------------------
The Company maintains its cash accounts in one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totaled $3,608 as of August 31, 2000. This account is not insured.

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

At August 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Impaired  Asset  Policy
-----------------------
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at August 31, 2000.

Revenue  Recognition
--------------------
Revenues and cost of revenues are recognized when services and products are furnished or delivered. At August 31, 2000, no revenues were realized or recognized by the Company or its subsidiary.

                               24 HR AUCTION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE  2-SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Franchise  Revenue
------------------
At August 31, 2000, the Company has not sold any franchises to date. However, the Company has plans to franchise its subsidiary's operations. Management intends to recognize revenue from sales of individual franchises, net of an allowance for uncollectible amounts, when substantially all significant services to be provided by the Company have been performed.

Organization  Expenses
----------------------
The Company has recognized and expensed $2,000 in organizational expenses for the period ended August 31, 2000.

Income  Taxes
-------------
At August 31, 2000, the Company had a net operating loss of approximately $15,000 since its inception in September 1999. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

As shown in the accompanying financial statements, the Company has generated no revenues since inception. The Company recorded a loss and an accumulated deficit of $15,483 for the period from September 21, 1999 (inception) to August 31, 2000. The Company, being a developmental stage enterprise, is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase the sales of the Company's products and services. Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

                               24 HR AUCTION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE  3  -  PROPERTY  AND  EQUIPMENT

The Company has capitalized the costs to build its web site and is depreciating those costs over three years using the straight-line method. In addition, the Company purchased computer equipment which is being depreciated over five years using the straight-line method. In the future the Company will review those assets for impairment on a quarterly basis by comparing the estimated undiscounted future cash flows to their respective carrying amounts.

Depreciation  expense  for  the  period  ended  August  31,  2000  was  $876.

NOTE  4  -  RELATED  PARTY  TRANSACTIONS

The Company is the lessor of office space and computers under an operating lease for $250 per month expiring in September 2000. The space and computers are leased from a related party. At August 31, 2000, $2,750 in rent expense was unpaid and accrued as related party payable.

NOTE  5-COMMON  AND  PREFERRED  STOCK

Upon incorporation, the Company authorized the issuance of 20,000,000 shares of preferred stock at a par value of $0.0001 per share, of which there are no shares outstanding.

Upon incorporation, the Company authorized the issuance of 80,000,000 shares of common stock at a par value of $0.0001 per share, of which 3,660,000 shares are outstanding under Regulation D, Rule 504. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders, but have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared by the Board of Directors in its discretion, from funds legally available. At August 31, 2000, officers of the company directly held 800,000 shares of the Company's outstanding stock.

The Company has not authorized any convertible stock, warrants or options as of August 31, 2000.

                               24 HOUR AUCTION, INC.
                                   FORM 10KSB
                        For the year ended August 31, 2000

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Since the registrant's inception, no independent accountant who was previously engaged as the principal accountant to audit the registrant's financial statements, or independent accountant who was previously engaged to audit a significant subsidiary and on whom the principal accountant expressed reliance in its report, has resigned (or indicated it has declined to stand for re-election after the completion of the current audit) or was dismissed.

The Registrant has engaged Williams & Webster, P.S. as Independent Auditor for the fiscal year ended August 31, 2000.

                                    PART III

ITEM 9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

(A)     IDENTIFICATION  OF  DIRECTORS

Set forth below is the name, age and length of service of the Company's present directors:

NAME  (AGE)                    POSITION               LENGTH  OF  SERVICE
--------------------------     -------------------    -------------------

Nazir Maherali  (39)           President, Secretary,  Since 1999
                               Director

Kali Palmer     (30)           Director               Since 1999



        Executive Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and qualified. There are no arrangements or understandings between any of the directors, officers, and other persons pursuant to which such person was selected as an Executive Officer.

        Set forth below is certain biographical information regarding each Director and Executive Officer of the Company.

         Nazir Maherali is the President, Secretary and a Director of the Company. From 1994 to the present he has been a Manager of Apus Capital Corporation. Apus Capital Corporation is in the business of consulting to internet based companies, his duties include compiling sales material, organization of data and data entry.

         Kali  Palmer  is  a  Director.  She  worked  for  Facilicom Educational
Products in Austin, Texas from 1993 to 1998 in marketing. From 1999 to the present she has been a director of the company and in the real estate business in Seattle, Washington.

                               24 HOUR AUCTION, INC.
                                   FORM 10KSB
                        For the year ended August 31, 2000

(C)     IDENTIFICATION  OF  CERTAIN  SIGNIFICANT  EMPLOYEES

The Registrant has no other employees.

(D)     FAMILY  RELATIONSHIPS

There is no family relationship between any Director, Executive Officer, or person nominated or chosen by the Registrant to become a Director or Executive Officer.

(E)      INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEEDINGS

No Director, or person nominated to become a Director or Executive Officer, has been involved in any legal proceedings during the past five years.

(F)     PROMOTERS  AND  CONTROL  PERSONS

Not  Applicable

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

So far as the Registrant is able to ascertain, all officers and directors of the Company are in compliance with information required under Section 16(a) of the Securities Exchange Act of 1934, as amended.


ITEM  10.     EXECUTIVE  COMPENSATION

         There are no officers or directors that received compensation in excess of $60,000 or more during the last year.

ITEM  11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT

         There are presently 3,660,000 shares of the company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of this date, owns of record, or is known by the company to own beneficially, more than five per cent of the company's common stock, and the officers and directors of the company.

Title  of     Name  and  Address              Amount  and Nature            % of
Class        of  Beneficial  Owner           of Beneficial Ownership (1)   Class
________________________________________________________________________________

Common        Nazir Maherali                        800,000                 22%
              31550 South Fraser Way
              Abbotsford, Canada

Directors and Officers                              800,000                 22%
as a group

CHANGES  IN  CONTROL

There are no arrangements that may result in a change in control of the Registrant.

                               24 HOUR AUCTION, INC.
                                   FORM 10KSB
                        For the year ended August 31, 2000

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

         The Company leases office space from Apus Capital Corporation, a company that the President of the Company works for. The lease is for one year from October 1, 1999 to September 30, 2000 at a monthly rental of $250 per month. Management feels that the lease is no less favorable than it would have from an unrelated party.

PART  IV

ITEM  13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K

(A)     Exhibits  required  by  Item  601                               (1)

        (3)(i)     Articles  of  Incorporation                          (2)
        (3)(ii)    Bylaws.                                              (2)
        (13)       Annual report to security holders, Form 10Q
                   or  quarterly  report  to  security  holders.        (2)
        (27)       Financial Data Schedule             Filed Electronically

                  (1)  Omitted  Exhibits  not  applicable
                  (2)  Incorporated  by  reference  to  previous  filing

(B)     REPORTS  ON  FORM  8-K:

     The Company did not file any reports on Form 8-K in the fiscal year ended August 31, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf the undersigned, thereto duly authorized.

Dated:  March 23,  2001

24 Hour Auction, Inc.
Registrant

                    /s/ Nazir Maherali
                    _____________________________
                    President,  Secretary  and  Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 29, 2000.

                    /s/ Nazir Maherali
                    _____________________________
                    Nazir Maherali
                    President,  Secretary  and  Director

                    /s/ Kali Palmer
                    _____________________________
                    Kali Palmer, Director