Form 10QSB
period 2001-02-28
24 HOUR AUCTION INC
filed 2001-04-13
CIK 1107698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For  the  quarterly  period  ended  February 28,  2001

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

                            24 HOUR AUCTION, INC.
                                   FORM 10 QSB
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2000

PART  I.  -  FINANCIAL  INFORMATION




                               24 HR AUCTION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2001






                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111

                               24 HR AUCTION INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS



ACCOUNTANT'S  REVIEW  REPORT                                                 1


FINANCIAL  STATEMENTS

     Consolidated  Balance  Sheets                                           2

     Consolidated  Statements  of  Operations                                3

     Consolidated  Statement  of  Stockholders' Equity (Deficit)             4

     Consolidated  Statements  of  Cash  Flows                               5


NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS                          6

To  the  Board  of  Directors
24  Hr  Auction  Inc.
Bellingham,  Washington


                           ACCOUNTANT'S REVIEW REPORT
                           --------------------------


We have reviewed the accompanying consolidated balance sheet of 24 Hr Auction Inc. (a development stage company) as of February 28, 2001 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the three and six months ended February 28, 2001, and for the period from September 21, 1999 (inception) to February 28, 2001. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the periods ended February 29, 2000 and August 31, 2000 were audited by us and we expressed an unqualified opinion on them in our reports dated May 31, 2000 and November 21, 2000, but we have not performed any auditing procedures since November 21, 2000.

As discussed in Note 2, the Company has been in the development stage since its inception on September 21, 1999. The Company has no operating revenues and has recurring losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington

April  9,  2001

                                24 HR AUCTION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                              February 28,        August 31,
                                                 2001                2000
                                              (Unaudited)
                                              ------------    ------------
ASSETS

CURRENT  ASSETS
  Cash                                        $       405     $     3,608
                                              ------------    ------------
     Total Current Assets                             405           3,608
                                              ------------    ------------
PROPERTY  PLANT  AND  EQUIPMENT
  Web site costs                                    3,007           3,007
  Computer equipment                                1,500           1,500
  Less: accumulated depreciation and
     amortization                                  (1,522)           (876)
                                              ------------    ------------
     Total Property, Plant and Equipment            2,985           3,631
                                              ------------    ------------
TOTAL ASSETS                                  $     3,390     $     7,239
                                              ============    ============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY  (DEFICIT)

CURRENT  LIABILITIES
  Accounts payable                            $     4,640     $       472
  Related party payables                            3,000           2,750
                                              ------------    ------------
     Total Current Liabilities                      7,640           3,222
                                              ------------    ------------

COMMITMENTS AND CONTINGENCIES                         -               -
                                              ------------    ------------

STOCKHOLDERS'  EQUITY  (DEFICIT)
  Preferred stock, 20,000,000 shares
    authorized, $0.0001 par value;
     0 shares issued and outstanding                  -                -
  Common stock, 80,000,000 shares
    authorized, $0.0001 par value;
    3,660,000 shares issued and outstanding           366              366
  Additional paid-in capital                       19,134           19,134
  Deficit accumulated during
    development stage                             (23,750)         (15,483)
                                              ------------    ------------
     Total Stockholders' Equity (Deficit)          (4,250)          4,017
                                              ------------    ------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)              $     3,390     $    7,239
                                              ============    ============





See accompanying notes and accountant's review report.

                                24 HR AUCTION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       For the        For the
                                                                        Period         Period
                                                                       Sept. 21,      Sept. 21,
                                                                          1999          1999
                              Three Months Ended         Six Months   (Inception)    (Inception)
                          ---------------------------       Ended        through        through
                          February 28,   February 29,   February 28,  February 29,   February 28,
                              2001          2000             2001          2000          2001
                           (Unaudited)                   (Unaudited)                  (Unaudited)
                          ------------   ------------   ------------   ------------   ------------
REVENUES                  $       -      $       -      $       -      $       -      $       -
                          ------------   ------------   ------------   ------------   ------------

OPERATING  EXPENSES
Lease expense                     -              750            250          1,250          3,000
Filing and transfer
  agent fees                      181            362            353            362          1,881
Professional expense            5,500          6,500          5,500          6,500         13,750
Organizational expense            -            2,000            -            2,000          2,000
Web site maintenance              -              -              132            -              132
Depreciation                      321            222            646            222          1,522
General and administrative        651            -            1,386            -            1,386
Office supplies                   -                5            -               79             79
                          ------------   ------------   ------------   ------------   ------------
Total Operating Expenses        6,653          9,839          8,267         10,413         23,750
                          ------------   ------------   ------------   ------------   ------------
LOSS FROM OPERATIONS           (6,653)        (9,839)        (8,267)       (10,413)      (23,750)

INCOME TAXES                      -              -              -              -             -
                          ------------   ------------   ------------   ------------   ------------
NET  LOSS                 $    (6,653)   $    (9,839)   $    (8,267)   $   (10,413)   $   (23,750)
                          ============   ============   ============   ============   ============

NET LOSS PER COMMON SHARE,
  BASIC AND DILUTED       $        nil   $        nil   $       nil    $       nil    $     (0.01)
                          ============   ============   ============   ============   ============
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING, BASIC
  AND DILUTED               3,660,         3,660,000      3,660,000      3,660,000      3,660,000
                          ============   ============   ============   ============   ============

















See accompanying notes and accountant's review report.

                               24 HR AUCTION INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                         Deficit
                                 Common Stock                          Accumulated
                          ---------------------------                    During           Total
                             Number                     Additional     Development    Stockholders'
                           of Shares       Amount     Paid-in Capital     Stage          Equity
                         ------------   ------------  ---------------  ------------   ------------

Issuance of common stock
 in September 1999
 for cash at an average
 of $.005 per share         3,660,000   $        366   $     19,134    $       -       $     19,500

Loss for period ending
August 31, 2000                   -              -              -          (15,483)        (15,483)
                         ------------   ------------   ------------    ------------    ------------

Balance, August 31, 2000    3,660,000            366         19,134         (15,483)         4,017

Loss for the period
 ended Feb. 28, 2001                             -              -            (8,267)        (8,267)
                         ------------   ------------   ------------    ------------    ------------

Balance, Feb. 28, 2001
 (unaudited)                3,660,000   $        366   $     19,134    $    (23,750)   $    (4,250)
                         ============   ============   ============    ============    ============





























See accompanying notes and accountant's review report.

                               24 HR AUCTION INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Period   For the Period
                                                         September 21,     September 21,
                                                             1999             1999
                                          Six Months     (Inception)       (Inception)
                                            Ended           through           through
                                         February 28,     February 29,     February 28,
                                            2000             2000              2001
                                         (Unaudited)                       (Unaudited)
                                         ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                               $    (8,267)     $    (10,413)    $   (23,750)
  Depreciation                                   646               222           1,522
  Adjustments to reconcile net loss
  to cash used in operating activities:
    Increase in accounts payable               4,168             2,238           4,640
    Increase in related parties payable          250             1,250           3,000
                                         ------------     ------------     ------------
Net cash used in operating activities         (3,203)          (6,703)         (14,588)
                                         ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of computer equipment                 -                -             (1,500)
  Purchase of web site                           -             (3,007)          (3,007)
                                         ------------     ------------     ------------
Net cash used in investing activities            -             (3,007)          (4,507)
                                         ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                           -             19,500           19,500
                                         ------------     ------------     ------------
Net cash provided by financing
  Activities                                     -             19,500           19,500
                                         ------------     ------------     ------------

Net increase in cash                          (3,203)           9,790              405

Cash, beginning of period                      3,608              -                -
                                         ------------     ------------     ------------

Cash, end of period                      $       405      $     9,790      $       405
                                         ============     ============     ============

SUPPLEMENTAL DISCLOSURES:
       Interest expense paid             $         --     $         --     $         --
                                         ============     ============     ============
       Income taxes paid                 $         --     $         --     $         --
                                         ============     ============     ============





See accompanying notes and accountant's review report.

                                24 HR AUCTION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001

NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

24 Hr Auction Inc. (herein after "the Company"), was incorporated in September, 1999 under the laws of the State of Delaware primarily for the purpose of auctioning goods and services via the internet. As of February 28, 2001, the Company's principal office is located in Bellingham, Washington.

In November 1999, the Company formed a subsidiary, Bidmonkey.com., which is expected to auction goods and services that are geographically targeted. 24 Hr Auction Inc. and Bidmonkey.com were in the development stage and at February 28, 2001 had not realized any significant revenues from planned operations.

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

Interim  Financial  Statements
------------------------------
The interim financial statements as of and for the period ended February 28, 2001, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

                                24 HR AUCTION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001

NOTE  2-SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES (Continued)

Principles  of  Consolidation
-----------------------------
The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash  and  Cash  Equivalents
----------------------------
For purposes of the Statement of Cash Flows, the Company considers investments purchased with an original maturity of three months or less to be cash equivalents.

Fair  Value  of  Financial  Instruments
---------------------------------------
The  carrying  amounts  for  cash  and  payables  approximate  their fair value.

Concentration  of  Risk
-----------------------
The Company maintains its cash accounts in one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totaled $405 as of February 28, 2001. This account is not insured.

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

At February 28, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Impaired  Asset  Policy
-----------------------
In March 1995, the Financial Accounting Standards Board issued statement SFAS No. 121 titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

The Company does not believe any adjustments are needed to the carrying value of its assets at February 28, 2001.

Revenue  Recognition
--------------------
Revenues and cost of revenues are recognized when services and products are furnished or delivered. At February 28, 2001, no revenues were realized or recognized by the Company or its subsidiary.

                                24 HR AUCTION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001

NOTE  2-SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES (Continued)

Franchise  Revenue
------------------
Revenue from sales of individual franchises will be recognized, net of an allowance for uncollectible amounts, when substantially all significant services to be provided by the Company have been performed. For the period ended February 28, 2001, the Company did not realize or recognize any revenues from franchise activities.

Compensated  Absences
---------------------
As the Company is still in the development stage, it currently does not have a policy regarding accruals of compensated absences. The Company intends to expense these costs as incurred.

Organization  Expenses
----------------------
The Company has recognized and expensed $2,000 in organizational expenses during its fiscal year ended August 31, 2000.

Income  Taxes
-------------
At February 28, 2001, the Company had a net operating loss of approximately $23,000 since its inception in September 1999. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Basic  and  Diluted  Loss  Per  Share
-------------------------------------
Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding at February 28, 2001.

Going  Concern
--------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has generated no revenues since inception. The Company recorded a loss and an accumulated deficit of $23,750 for the period from September 21, 1999 (inception) to February 28, 2001. The Company, being a developmental stage enterprise, is currently putting technology in place that will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase the sales of the Company's products and services. Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

                                24 HR AUCTION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001

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

Depreciation  expense  for  the  six  months  ended  February 28, 2001 was $646.

NOTE  4  -  RELATED  PARTY  TRANSACTIONS

The Company is the lessor of office space and computers under an operating lease for $250 per month. The space and computers are leased from a related party. This lease expired in September 2000.

NOTE  5-COMMON  AND  PREFERRED  STOCK

Upon incorporation, the Company authorized the issuance of 20,000,000 shares of preferred stock at a par value of $0.0001 per share, of which there are no shares outstanding. The preferred shares have not been designated any preferences.

Upon incorporation, the Company authorized the issuance of 80,000,000 shares of common stock at a par value of $0.0001 per share, of which 3,660,000 shares are outstanding under Regulation D, Rule 504. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders, but have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared by the Company's board of directors in its discretion, from funds legally available. The Company has not authorized any convertible stock, warrants, options or dividends as of February 28, 2001.

                              24 HOUR AUCTION, INC.
                                   FORM 10 QSB
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2000

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

24 HOUR AUCTION, INC.

                                     /s/ Nazir Maherali
                                     ___________________________
Date:  April 13, 2001                Nazir Maherali
                                     President