Form 10QSB
period 2001-05-31
24 HOUR AUCTION INC
filed 2001-11-09
CIK 1107698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended May 31, 2001

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                          to
                                ------------------------    --------------------

          Commission File Number       000-29713
                                 ----------------------


                                24 HOUR AUCTION, INC.
--------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


          Delaware                                          91-1780705

(State or other jurisdiction of                (IRS Employer Identification No.)
-------------------------------
incorporation or organization)
------------------------------


2009 Iron Street
Bellingham, Washington                                       98225
----------------------------------------       ---------------------------------
(Address of principal executive offices)               (Postal or Zip Code)


Issuer's telephone number, including area code:          360-647-3170
                                                --------------------------------

                                           None
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year end, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days     [X]  Yes    [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,660,000 shares of common stock, $0.0001 par value outstanding as of November 8, 2001.

                      PART 1 - FINANCIAL INFORMATION


Item 1.   Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended May 31, 2001 are not necessarily indicative of the results that can be expected for the year ending August 31, 2001.

                                   24 HR AUCTION, INC.
                              (A Development Stage Company)


                             CONSOLIDATED FINANCIAL STATEMENTS


                                       MAY 31, 2001
                                        (Unaudited)
                                 (Stated in U.S. Dollars)

                                   24 HR AUCTION, INC.
                              (A Development Stage Company)

                                CONSOLIDATED BALANCE SHEET
                                        (Unaudited)
                                 (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                           MAY 31     AUGUST 31
                                                            2001         2000
--------------------------------------------------------------------------------

ASSETS

Current
   Cash                                                $       29    $    3,608

Capital Assets, net                                         2,659         3,631
                                                       ------------------------
                                                       $    2,688    $    7,239
================================================================================

LIABILITIES

Current
   Accounts payable                                    $    4,540    $      472
   Related party payable                                    3,000         2,750
                                                       ------------------------
                                                            7,540         3,222
                                                       ------------------------

SHAREHOLDERS' EQUITY

Share Capital
   Authorized:
   80,000,000 common shares, par value
     $0.0001 per share
   20,000,000 preferred shares, par value
     $0.0001 per share

   Issued and outstanding:
     3,660,000 common shares                                  366           366

   Additional paid-in capital                              19,134        19,134

Deficit                                                   (24,352)      (15,483)
                                                       ------------------------
                                                           (4,852)        4,017
                                                       ------------------------

                                                       $    2,688    $    7,239
================================================================================

                                   24 HR AUCTION, INC.
                              (A Development Stage Company)

                     CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                        (Unaudited)
                                  (Stated in U.S. Dollars)

------------------------------------------------------------------------------------------------------------------------
                                                                                                            INCEPTION
                                                                                                           SEPTEMBER 21
                                                THREE MONTHS ENDED               NINE MONTHS ENDED           1999 TO
                                                      MAY 31                           MAY 31                 MAY 31
                                               2001            2000            2001            2000            2001
------------------------------------------------------------------------------------------------------------------------
Expenses
   Lease expense                            $       -        $       750    $       250     $     2,000     $     3,000
   Filing and transfer agent fees                    250              47            603             409           2,131
   Professional expenses                            -              3,250          5,500           9,750          13,750
   Organization expense                             -               -              -              2,000           2,000
   Website maintenance                              -               -               132            -                132
   Depreciation                                      326             327            972             549           1,848
   General and administrative                         26            -             1,412            -              1,412
   Office supplies                                  -               -              -                 79              79
                                            ----------------------------------------------------------------------------
Net Loss For The Period                              602           4,374          8,869          14,787     $    24,352
                                                                                                            ============
Deficit, Beginning Of Period                      23,750          10,413         15,483            -
                                            ------------------------------------------------------------
Deficit, End Of Period                      $     24,352     $    14,787    $    24,352     $    14,787
========================================================================================================

Net Loss Per Share                          $       0.01     $      0.01    $      0.01     $      0.01
========================================================================================================

Weighted Average Number
  Of Common Shares
  Outstanding                                  3,660,000       3,660,000      3,660,000       3,660,000
========================================================================================================

                                   24 HR AUCTION, INC.
                              (A Development Stage Company)

                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (Unaudited)
                                (Stated in U.S. Dollars)

------------------------------------------------------------------------------------------------------------------------
                                                                                                            INCEPTION
                                                                                                           SEPTEMBER 21
                                                THREE MONTHS ENDED               NINE MONTHS ENDED           1999 TO
                                                      MAY 31                           MAY 31                 MAY 31
                                               2001            2000            2001            2000            2001
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss for the period                  $       (602)    $    (4,374)   $    (8,869)    $   (14,787)    $   (24,352)

Adjustments To Reconcile Net Loss To
 Net Cash By Operating Activities
   Depreciation                                      326             327            972             549           1,848
   Accounts payable                                 (100)          1,021          4,068           3,259           4,540
   Related party payable                            -                750            250           2,000           3,000
                                            ----------------------------------------------------------------------------
                                                    (376)         (2,276)        (3,579)         (8,979)        (14,964)
                                            ----------------------------------------------------------------------------

Cash Flows From Financing Activity
   Common stock issued                              -               -              -             19,500          19,500

Cash Flows From Investing Activity
   Purchase of capital assets                       -             (1,500)          -             (4,507)         (4,507)

Increase (Decrease) In Cash                         (376)         (3,776)        (3,579)          6,014              29

Cash, Beginning Of Period                            405           9,790          3,608            -               -
                                            ----------------------------------------------------------------------------

Cash, End Of Period                         $         29     $     6,014    $        29     $     6,014     $        29
========================================================================================================================

                                   24 HR AUCTION, INC.
                              (A Development Stage Company)

                    CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                                        MAY 31, 2001
                                         (Unaudited)
                                  (Stated in U.S. Dollars)

                                                                                           DEFICIT
                                                   COMMON STOCK                          ACCUMULATED
                                    -----------------------------------------------
                                            NUMBER                        ADDITIONAL      DURING THE
                                              OF                            PAID-IN       DEVELOPMENT
                                            SHARES          AMOUNT          CAPITAL          STAGE           TOTAL
                                    ---------------------------------------------------------------------------------
Issuance of common stock
September 29, 1999                     3,660,000       $       366     $    19,134     $      -        $    19,500

Loss for the period                         -                 -               -            (15,483)        (15,483)
                                    ---------------------------------------------------------------------------------

Balance, August 31, 2000               3,660,000               366          19,134         (15,483)          4,017

Loss for the period                         -                 -               -             (8,869)         (8,869)
                                    ---------------------------------------------------------------------------------
Balance, May 31, 2001                  3,660,000       $       366     $    19,134     $   (24,352)    $    (4,852)
                                    =================================================================================

                                   24 HR AUCTION, INC.
                              (A Development Stage Company)

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        MAY 31, 2001
                                         (Unaudited)
                                  (Stated in U.S. Dollars)



1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

     24 HR Auction, Inc. (herein after "the Company") was incorporated in September 1999, under the laws of the State of Delaware, primarily for the purpose of auctioning goods and services via the internet. As of May 31, 2001, the Company's principal office is located in Bellingham, Washington.

     In November 1999, the Company formed a subsidiary, Bidmonkey.com, which is expected to auction goods and services that are geographically targeted. 24 HR Auction, Inc. and Bidmonkey.com were in the development stage and, at May 31, 2001, had not realized any significant revenues from planned operations.

     The Company serves as a holding company for its subsidiary's operations. The subsidiary is not considered a franchise although the Company plans to franchise its subsidiary's operations. References herein to the Company include the Company and its subsidiary, unless the context otherwise requires.


2.   SIGNIFICANT ACCOUNTING POLICIES

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

     a)   Accounting Method

          The Company's financial statements are prepared using the accrual method of accounting.

     b)   Interim Financial Statements

          The interim financial statements as of, and for the period ended, May 31, 2001, included herein, have been prepared for the Company without audit. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

                                   24 HR AUCTION, INC.
                              (A Development Stage Company)

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        MAY 31, 2001
                                         (Unaudited)
                                  (Stated in U.S. Dollars)




2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     c)   Use of Estimates

          The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

     d)   Development Stage Activities

          The Company has been in the development stage since its formation on September 21, 1999. It is primarily engaged in auctioning goods and services via the internet.

     e)   Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

     f)   Cash and Cash Equivalents

          For purposes of the statement of cash flows, the Company considers investments purchased with an original maturity of three months or less to be cash equivalents.

     g)   Fair Value of Financial Instruments

          The carrying amounts for cash and payables approximate their fair value.

     h)   Concentration of Risk

          The Company maintains its cash accounts in one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business chequing account maintained in U.S. dollars, which totalled $29 as of May 31, 2001. This account is not insured.

                                   24 HR AUCTION, INC.
                              (A Development Stage Company)

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        MAY 31, 2001
                                         (Unaudited)
                                  (Stated in U.S. Dollars)


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     i)   Derivative Instruments

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 - "Accounting for Derivative Instruments and Hedging Activities". This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet, and measure those instruments at fair value.

          At May 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

     j)   Impaired Asset Policy

          In March 1995, the Financial Accounting Standards Board issued Statement SFAS No. 121 - "Accounting for Impairment of Long-Lived Assets". In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

          The Company does not believe any adjustments are needed to the carrying value of its assets at May 31, 2001.

     k)   Revenue Recognition

          Revenues and cost of revenues are recognized when services and products are furnished or delivered. At May 31, 2001, no revenues were realized or recognized by the Company or its subsidiary.

     l)   Franchise Revenue

          Revenue from sales of individual franchises will be recognized, net of an allowance for uncollectible amounts, when substantially all significant services to be provided by the Company have been performed. For the period ended May 31, 2001, the Company did not realize or recognize any revenues from franchise activities.

                                   24 HR AUCTION, INC.
                              (A Development Stage Company)

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        MAY 31, 2001
                                         (Unaudited)
                                  (Stated in U.S. Dollars)




2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     m)   Compensated Absences

          As the Company is still in the development stage, it currently does not have a policy regarding accruals of compensated absences. The Company intends to expense these costs as incurred.

     n)   Organization Expenses

          The Company has recognized and expensed $2,000 in organizational expenses during its fiscal year ended August 31, 2000.

     o)   Income Taxes

          At May 31, 2001, the Company had an accumulated net operating loss of $24,352 since its inception in September 1999. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

     p)   Basic and Diluted Loss Per Share

          Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same as there were no common stock equivalents outstanding at May 31, 2001.

     q)   Going Concern

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

          As shown in the accompanying financial statements, the Company has generated no revenues since inception. The Company recorded a loss and an accumulated deficit of $24,352 for the period from September 21, 1999 (inception) to May 31, 2001. The Company, being a development stage enterprise, is currently putting technology in place that will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                                   24 HR AUCTION, INC.
                              (A Development Stage Company)

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        MAY 31, 2001
                                         (Unaudited)
                                  (Stated in U.S. Dollars)




2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     q)   Going Concern (Continued)

          Management has established plans designed to increase the sales of the Company's products and services. Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.


3.   PROPERTY AND EQUIPMENT

     The Company has capitalized the costs to build its website and is depreciating those costs over three years using the straight-line method. In addition, the Company purchased computer equipment which will be depreciated over five years using the straight-line method. In the future, the Company will review those assets for impairment on a quarterly basis by comparing the estimated undiscounted future cash flows to their respective carrying amounts.

     Depreciation expense for the nine months ended May 31, 2001 was $972.


4.   RELATED PARTY TRANSACTION

     The Company is the lessor of office space and computers under an operating lease for $250 per month. The space and computers are leased from a related party. This lease expired in September 2000.


5.   COMMON AND PREFERRED STOCK

     Upon incorporation, the Company authorized the issuance of 20,000,000 shares of preferred stock at a par value of $0.0001 per share, of which there are no shares outstanding. The preferred shares have not been designated any preferences.

     Upon incorporation, the Company authorized the issuance of 80,000,000 shares of common stock at a par value of $0.0001 per share, of which 3,660,000 shares are outstanding under Regulation D, Rule 504. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders, but have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared by the Company's board of directors in its discretion, from funds legally available. The Company has not authorized any convertible stock, warrants, options or dividends as of May 31, 2001.

Item 2.   Management's Discussion and Analysis or Plan of Operations


OVERVIEW
--------

Management has been exploring a variety of revenue models in the light of recent events in the internet environment.

The Company is a developmental stage company. There are no appreciable changes to its financial condition or its operations except as outlined in the review for the period ended February 28, 2001.

RESULTS OF OPERATIONS
---------------------

We incurred operating expenses in the amount of $8,869 for the nine months ended May 31, 2001 as compared to $14,787 for the nine months ended May 31, 2000. For the period ended May 31, 2001, these operating expenses were comprised primarily of professional fees in the amount of $5,500.

                           PART 2 - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits - 99.1 Risk Factors
          (b) Reports on Form 8-K - None

                                  SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24 HOUR AUCTION, INC.



Date:     November 8, 2001
     ------------------------------------



By:      /s/ Nazir Maherali
     ------------------------------------
     Nazir Maherali, President