Form 10KSB
period 2001-08-31
24 HOUR AUCTION INC
filed 2002-03-22
CIK 1107698

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                     FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended August 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 24 HOUR AUCTION, INC.
                                 ---------------------
                   (Name of small business issuer in its Charter)

       Delaware                                                91-1780705
       --------                                                ----------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                            Identification Number)

  2009 Iron Street, Bellingham, WA                               98225
  --------------------------------                               -----
(Address of principal executive offices)                       (Zip Code)

                    Issuer's telephone number: (360) 647-3170

Securities registered under Section 12(b) of the Exchange Act:

                                   NONE

Securities registered under Section 12(g) of the Exchange Act:

               COMMON STOCK, PAR VALUE $0.0001 PER SHARE
               -----------------------------------------
                            (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year                 $   0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliate computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

[Amended in release No. 33-7419 (85,938), effective June 13, 1997,
62 F.R. 26387]                                                          $   0.00

                             24 HOUR AUCTION, INC.

                                   FORM 10-KSB

                           YEAR ENDED AUGUST 31, 2001


                                     INDEX
                                     -----


  PART I                                                                  PAGE
----------                                                              --------

ITEM 1.   DESCRIPTION OF BUSINESS                                           3
ITEM 2.   DESCRIPTION OF PROPERTY                                           8
ITEM 3.   LEGAL PROCEEDINGS                                                 8
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               8


 PART II
----------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS                                                           9
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATION                                              9
ITEM 7.   FINANCIAL STATEMENTS                                              10
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE                                              22

PART III
----------

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                22
ITEM 10.  EXECUTIVE COMPENSATION                                            23
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    23
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    23


 PART IV
----------

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K  24
          SIGNATURES                                                        24

                              24 HOUR AUCTION, INC.

                                   FORM 10-KSB

                            YEAR ENDED AUGUST 31, 2001


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


                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

The Company is filing this Form 10-KSB as part of the process of voluntarily becoming a reporting company. The Company will file voluntary reports if its obligation to file reports is terminated under the Securities Exchange Act of 1934.

BUSINESS DEVELOPMENT
--------------------

24 Hour Auction, Inc. was incorporated in the State of Delaware on September 21, 1999. The Company has generated no revenue at this time.

The Company operates under the name "Bidmonkey.com". The Company has reserved the name and is in the process of building the website of bidmonkey.com. Mr. Maherali, the President of the Company, is a full time employee of Apus Capital Corporation, though he has been spending time as needed on the development of the Company. When the website is completed, he will devote more time to the business of the Company, and he expects to devote full time to the Company when it is operational. In addition, the Company has used consultants in the development of the business. The Company has no other employees.

The website is to provide an auction site for both business to business auctions and business to consumers as a means for businesses to dispose of goods that it wants to sell to the general public in an auction setting.

Bidmonkey.com also intends to be local in its auction through the franchising of local websites, beginning in North America, and then selling them throughout the rest of the world. The Company is in the process of developing its franchise agreement, however, it is not completed. The Company has sold no franchises at this time.

The reason for the local franchise websites is to provide a market for products that typically are sold close to home, such as a car or a motor home, and will enable the buyer to personally look at the item before a purchase. The affiliated network of auction websites allows for branding to attract business to the website, while at the same time being a local destination for the person seeking discounted goods available at auction.

                              24 HOUR AUCTION, INC.

                                   FORM 10-KSB

                            YEAR ENDED AUGUST 31, 2001


A seller of merchandise will list the merchandise with Bidmonkey.com. The seller may list a reserve price, which is a price below which he will not sell the merchandise. All auction listings state that there is a reserve price, but will not list what the reserve price is.

The software of the Company has a unique feature, the maximum big price, along with an automatic bid process. The bidder will indicate what the maximum price he will pay for the merchandise, and the software will automatically enter bids for the bidder. As an example, there is an item for sale on the auction site, and the current bid is $100. The bidder will enter a maximum bid of $1,000, and the software will enter a bid of $125. Shortly thereafter, there is a bid of $500 entered on the item, and the software will then enter a bid of $525. This will continue until the item is sold, and the bidder will be notified that he either was successful or unsuccessful by email. This is an example only. The bidding process may be done in any amounts and increments. This is a database function, the parameters, the dollar amounts, may be set at any amounts and increased or decreased accordingly.

The Company serves as listing agent is not involved in the actual transaction of goods and money between buyer and seller. The transaction of the money and the goods are the sole responsibility of the buyer and seller. The listing agreement provides that the buyer and the seller hold the Company harmless from any liability.

There are many auction websites on the internet that will compete with the site of the Company. Many of them are well established and attract many visitors to the sites. Many of them are well financed and are able to spend the large amounts of money to advertise their websites. Probably the largest and best known is eBay. The Company will have a difficult time in competition with such large and well financed competitors.

RISK FACTORS
------------

Risk Factor - Going Concern

The independent auditor of the Company, in its report, issued a "going concern" doubt in its letter. Stating that there is a substantial doubt that the Company can continue, mostly based on the lack of any revenue at this time.

Risk Factor - No Market for Shares

No transfer of shares. Prior to this time, there has been no public market for the shares and there can be no assurance that an active trading market will develop or be sustained.

Risk Factor - Limited Operating History

The Company recognizes that it has a limited operating history by which an investor might judge its likelihood of success or failure. Its business plan is based on certain assumptions without the benefit of a lengthy operating history. At this time, the Company has made no sales, and has received no revenue.

                              24 HOUR AUCTION, INC.

                                   FORM 10-KSB

                            YEAR ENDED AUGUST 31, 2001


Risk Factor - Competition

The Company expects to encounter competition in its efforts to establish its business. Many of these entities may have greater experience, resources and managerial capabilities than the Company and will, therefore, be in a better position than the Company to compete.

Risk Factor - Need for Additional Capital

While the Company will be budgeting towards the achievement of its goals, there can be no assurance that the Company will be able to achieve its goals without additional capital. There can be no assurance that the Company will be able to raise the additional capital it may be seeking. Even if additional capital is obtained, there can be no assurance that the Company will be able to achieve its goals with additional capital, or that any new capital, if available, will be on terms favourable to the Company.

Risk Factor - Penny Stock Regulation

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stock generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Company's securities become subject to the penny stock rules, investors in this offering may find it more difficult to sell their securities.

Risk Factor - The Market may not Accept our Services

The Company only recently began the operation of its website. There can be no assurance that customers will embrace our website and business concept or that we will be able to enlist a sufficient number of customers. In addition, failure of the customers to create a sufficient supply of or demand for merchandise will also have adverse material effect on our business prospects.

                              24 HOUR AUCTION, INC.

                                   FORM 10-KSB

                            YEAR ENDED AUGUST 31, 2001


Risk Factor - We Face Significant Competition and Limited Barriers to Entry

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

Risk Factor - We are Dependent Upon our Ability to Attract and Retain Key Personnel

Our success is dependent in large part upon our ability to attract and retain key management and operating personnel. Qualified individuals are in high demand and are often subject to competing offers. In the future, the Company will need to add additional skilled personnel to facilitate business operations. There can be no assurance that we will be able to attract and retain the qualified personnel needed for our business. The loss of the services of one or more members of our management group or the inability to hire additional personnel as needed would likely have a material adverse effect on our business, prospects, results of operations and financial condition.

Risk Factor - We are Dependent on the Continued Growth of Online Commerce

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

The internet and other online services may not be accepted as a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. There can be no assurance that the infrastructure for the internet and other online services will be able to support the demands placed upon them in light of the significant growth in the number of users, their frequency of use or an increase in their bandwidth requirements. In addition, the internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of internet or other online service activity, or due to increased governmental regulation. Changes in, or an insufficient availability of, telecommunications services to support the internet or other online services also could result in slower response times and adversely affect the usage of the internet and other online services does not continue to grow or grows more slowly than expected, if the infrastructure for the internet and other online services does not effectively support growth that may occur, or if the internet and other online services do not become a viable commercial marketplace, our business, prospects, financial condition and results of operations would be materially adversely affected.

                              24 HOUR AUCTION, INC.

                                   FORM 10-KSB

                            YEAR ENDED AUGUST 31, 2001


Risk Factor - We are Subject to Risks Associated with Rapid Technological Change

To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality and features of its websites. The internet and the online commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our websites and proprietary technology and systems obsolete. The Company's success will depend, in part, on its ability to license leading technologies useful in its business, enhance its existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of its prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of websites and other proprietary technologies entails significant technical and business risks. There can be no assurance that we will use new technologies effectively or successfully adapt our websites, proprietary technologies or transaction-processing systems to customer requirements or emerging industry standards. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to variable market conditions or customer requirements, its business, prospects, financial condition and results of operations would be materially adversely affected.

Risk Factor - We are Liable for Internet Content

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

Risk Factor - Franchise Agreement

The Company is in the process of completing its franchise agreement. There can be no assurance that the franchise agreement, when completed, will qualify in the jurisdictions in which the Company desires to make franchise agreements, or that the franchise agreement will be acceptable to potential franchisees. The failure of the franchise agreement to qualify, or to be acceptable to potential franchisees would have a material adverse effect on the results of financial operations and financial condition of the Company.

REPORTS TO SECURITY HOLDERS
---------------------------

You may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC, 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company that is filed electronically with the SEC.

                              24 HOUR AUCTION, INC.

                                   FORM 10-KSB

                            YEAR ENDED AUGUST 31, 2001


ITEM 2.   PROPERTIES

The Company leased office space from Apus Capital Corporation. The lease was for one year from October 1, 1999 to September 30, 2000 at a monthly rental of $250 per month.


ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the registrant is a party or of which any of its property is subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                              24 HOUR AUCTION, INC.

                                   FORM 10-KSB

                            YEAR ENDED AUGUST 31, 2001


                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
          MATTERS

a)   Market Information

     There is no established public trading market for the registrant's common equity. The Company's common stock has not traded at this time.

b)   Holders

     There are 38 holders of the common stock of the Company.

c)   Dividends

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

Management of the Company is of the opinion that the current cash will be sufficient for the next six months during the development of the website, and that is will need an additional $100,000 at that time. The Company has not determined how it will raise the additional money at this time, or whether it will be through equity or debt. The Company feels that this additional money will be enough for the next twelve months.

                              24 HOUR AUCTION, INC.

                                   FORM 10-KSB

                            YEAR ENDED AUGUST 31, 2001


The Company does not anticipate any expenditures for research and development. The Company has no plans for the purchase of plant or significant equipment. There are no plans for a significant change in the number of employees, though there will be some employees when the site is operational.

The Company has not generated any revenue at this time, and the Company has no franchisees at this time. The website is nearing completion, and the Company hopes to generate revenues as soon as it is complete. Management is hopeful that revenues will begin toward the end of the second quarter of this year.


ITEM 7.   FINANCIAL STATEMENTS

Financial statements of the Company meeting the requirements of Regulation S-B are filed on the succeeding pages as listed below:

                              24 HOUR AUCTION, INC.
                          (A Development Stage Company)


                               FINANCIAL STATEMENTS


                             AUGUST 31, 2001 AND 2000
                             (Stated in U.S. Dollars)

                                AUDITORS' REPORT




To the Shareholders and Directors
24 Hour Auction, Inc.
(A Development Stage Company)

We have audited the balance sheet of 24 Hour Auction, Inc. (a development stage company) as at August 31, 2001 and the statements of operations and deficit accumulated during the development stage, cash flows, and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2001 and the results of its operations and cash flows for the year then ended in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2(l). These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements as at August 31, 2000, and for the period from inception, September 21, 1999, to August 31, 2000, were audited by other auditors who expressed an opinion without reservation on those financial statements in their report dated November 21, 2000.




Vancouver, B.C.                                             /s/ Morgan & Company

January 29, 2002                                           Chartered Accountants

                              24 HOUR AUCTION, INC.
                          (A Development Stage Company)

                                 BALANCE SHEET
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------
                                                               AUGUST 31
                                                           2001        2000
--------------------------------------------------------------------------------

ASSETS

Current
   Cash                                                 $   39,582   $    3,608
   Prepaid expenses                                          5,000         -
                                                        -----------------------
                                                            44,582        3,608

Capital Assets, net                                          2,332        3,631
                                                        -----------------------

                                                        $   46,914   $    7,239
================================================================================

LIABILITIES

Current
   Accounts payable                                     $    2,490   $      472
   Related party payable                                     3,000        2,750
                                                        -----------------------
                                                             5,490        3,222
                                                        -----------------------

SHAREHOLDERS' EQUITY

Share Capital
  Authorized:
   80,000,000 common shares, par value $0.0001 per share
   20,000,000 preferred shares, par value $0.0001 per share

Issued and outstanding:
   3,660,000 common shares                                     366          366

Add: Share subscriptions received - 104,000 common shares
  at August 31, 2001                                            10         -

Additional paid-in capital                                  71,124       19,134

Deficit Accumulated During The Development Stage           (30,076)     (15,483)
                                                        -----------------------
                                                            41,424        4,017
                                                        -----------------------

                                                        $   46,914   $    7,239
================================================================================

                              24 HOUR AUCTION, INC.
                          (A Development Stage Company)

                      STATEMENT OF OPERATIONS AND DEFICIT
                             (Stated in U.S. Dollars)

------------------------------------------------------------------------------------------
                                                                               INCEPTION
                                                                              SEPTEMBER 21
                                                         YEAR ENDED             1999 TO
                                                          AUGUST 31            AUGUST 31
                                                       2001         2000         2001
------------------------------------------------------------------------------------------
Expenses
   Lease expense                                  $      250   $    2,750   $    3,000
   Filing and transfer agent fees                        603        1,528        2,131
   Professional expenses                              10,800        8,250       19,050
   Organization expense                                 -           2,000        2,000
   Website maintenance                                   132         -             132
   Depreciation                                        1,299          876        2,175
   General and administrative                          1,509         -           1,509
   Office supplies                                      -              79           79
                                                  ------------------------------------
Net Loss For The Year                                 14,593       15,483   $   30,076
                                                                            ==========
Deficit Accumulated During The
  Development Stage, Beginning Of Year                15,483         -
                                                  -----------------------

Deficit Accumulated During The
  Development Stage, End Of Year                  $   30,076   $   15,483
=========================================================================

Net Loss Per Share                                $     0.01   $     0.01
=========================================================================

Weighted Average Number Of Common
  Shares Outstanding                               3,660,000    3,660,000
=========================================================================

                              24 HOUR AUCTION, INC.
                          (A Development Stage Company)

                            STATEMENT OF CASH FLOWS
                            (Stated in U.S. Dollars)

------------------------------------------------------------------------------------------
                                                                               INCEPTION
                                                                              SEPTEMBER 21
                                                         YEAR ENDED             1999 TO
                                                          AUGUST 31            AUGUST 31
                                                       2001         2000         2001
------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss for the year                          $  (14,593)  $  (15,483)  $  (32,576)

Adjustments To Reconcile Net Loss To Net
  Cash By Operating Activities
   Depreciation                                        1,299          876        2,175
   Accounts payable                                    2,018          472        2,490
   Related party payable                                 250        2,750        3,000
   Prepaid expenses                                   (5,000)        -          (2,500)
                                                  ------------------------------------
                                                     (16,026)     (11,385)     (27,411)
                                                  ------------------------------------

Cash Flows From Financing Activities
   Common stock issued                                  -          19,500       19,500
   Increase in share subscriptions                    52,000         -          52,000
                                                  ------------------------------------
                                                      52,000       19,500       71,500
                                                  ------------------------------------

Cash Flows From Investing Activity
   Purchase of capital assets                           -          (4,507)      (4,507)
                                                  ------------------------------------

Increase (Decrease) In Cash                           35,974        3,608       39,582

Cash, Beginning Of Year                                3,608         -            -
                                                  ------------------------------------

Cash, End Of Year                                 $   39,582   $    3,608   $   39,582
======================================================================================

                              24 HOUR AUCTION, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDER'S EQUITY

                            AUGUST 31, 2001 AND 2000
                            (Stated in U.S. Dollars)

                                                                                             DEFICIT
                                                               COMMON STOCK                ACCUMULATED
                                                   -------------------------------------
                                                      NUMBER                  ADDITIONAL   DURING THE
                                                        OF                      PAID-IN    DEVELOPMENT
                                                      SHARES       AMOUNT       CAPITAL       STAGE         TOTAL
                                                   ---------------------------------------------------------------
Issuance of common shares
   September 29, 1999                              3,660,000     $     366    $   19,134   $     -      $   19,500

Loss for the period                                     -             -             -         (15,483)     (15,483)
                                                   ---------------------------------------------------------------
Balance, August 31, 2000                           3,660,000           366        19,134      (15,483)       4,017

Common share subscriptions received                  104,000            10        51,990         -          52,000

Loss for the period                                     -             -             -         (14,593)     (14,593)
                                                   ---------------------------------------------------------------

Balance, August 31, 2001                           3,764,000     $     376    $   71,124   $  (30,076)  $   41,424
                                                   ===============================================================

                              24 HOUR AUCTION, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             AUGUST 31, 2001 AND 2000
                             (Stated in U.S. Dollars)



1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

     24 Hour Auction, Inc. (herein after "the Company") was incorporated in September 1999, under the laws of the State of Delaware, primarily for the purpose of auctioning goods and services via the internet.

     In November 1999, the Company established its website, Bidmonkey.com, which is expected to auction goods and services that are geographically targeted. 24 Hour Auction, Inc. is in the development stage and, at August 31, 2001, has not realized any revenues from planned operations.


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

     b)   Use of Estimates

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

     c)   Development Stage Activities

          The Company has been in the development stage since its formation on September 21, 1999. It is primarily engaged in auctioning goods and services via the internet.

                              24 HOUR AUCTION, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             AUGUST 31, 2001 AND 2000
                             (Stated in U.S. Dollars)



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     d)   Cash and Cash Equivalents

          For purposes of the statement of cash flows, the Company considers investments purchased with an original maturity of three months or less to be cash equivalents.

     e)   Fair Value of Financial Instruments

          The carrying amounts for cash and payables approximate their fair value.

     f)   Concentration of Risk

          The Company maintains its cash accounts in one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business chequing account maintained in U.S. dollars, which totalled $39,582 as of August 31, 2001. This account is not insured.

     g)   Derivative Instruments

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

          At August 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

     h)   Impaired Asset Policy

          In March 1995, the Financial Accounting Standards Board issued Statement SFAS No. 121 - "Accounting for Impairment of Long-Lived Assets". In complying with this standard, the Company reviews its long -lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

          The Company does not believe any adjustments are needed to the carrying value of its assets at August 31, 2001.

                              24 HOUR AUCTION, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             AUGUST 31, 2001 AND 2000
                             (Stated in U.S. Dollars)



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     i)   Revenue Recognition

          Revenues and cost of revenues will be recognized when services and products are furnished or delivered. At August 31, 2001, no revenues were realized or recognized by the Company.

     j)   Income Taxes

          At August 31, 2001, the Company had an accumulated net operating loss of $30,076 since its inception in September 1999. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

     k)   Basic and Diluted Loss Per Share

          Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same as there were no common stock equivalents outstanding at August 31, 2001.

     l)   Going Concern

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

          As shown in the accompanying financial statements, the Company has generated no revenues since inception. The Company recorded a loss and an accumulated deficit of $30,076 for the period from September 21, 1999 (inception) to August 31, 2001. The Company, being a development stage enterprise, is currently putting technology in place that will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

          Management has established plans designed to create sales of the Company's products and services. Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

                              24 HOUR AUCTION, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             AUGUST 31, 2001 AND 2000
                             (Stated in U.S. Dollars)



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

     Depreciation expense for the year ended August 31, 2001 was $1,298.


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

     Upon incorporation, the Company authorized the issuance of 80,000,000 shares of common stock at a par value of $0.0001 per share, of which 3,660,000 shares are outstanding under Regulation D, Rule 504. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders, but have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared by the Company's board of directors in its discretion, from funds legally available. The Company has not authorized any convertible stock, warrants, options or dividends as of August 31, 2001.

                              24 HOUR AUCTION, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             AUGUST 31, 2001 AND 2000
                             (Stated in U.S. Dollars)



ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On November 20, 2001, the Company dismissed its auditors, Williams & Webster, Certified Public Accountants, and appointed Morgan & Company, Chartered Accountants, as the new auditors.

                              24 HOUR AUCTION, INC.

                                   FORM 10-KSB

                            YEAR ENDED AUGUST 31, 2001


                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     a)   Identification of Directors

          Set forth below is the name, age and length of service of the Company's present directors:

                                                                       LENGTH
                   NAME (AGE)          POSITION                      OF SERVICE
          ----------------------------------------------------------------------
          Nazir Maherali (40)   President, Secretary, Director       Since 1999
          Kali Palmer (31)      Director                             Since 1999

          Executive Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and qualified. There are on arrangements or understandings between any of the directors, officers, and other persons pursuant to which such person was selected as an Executive Officer.

          Set fourth below is certain biographical information regarding each Director and Executive Officer of the Company:

          Nazir Maherali is the President, Secretary and a Director of the Company. From 1994 to the present, he has been a manager of Apus Capital Corporation. Apus Capital Corporation is in the business of consulting to internet based companies, his duties include compiling sales material, organization of data and data entry.

          Kali Palmer is a Director. She worked for Facilicom Educational Products in Austin, Texas, from 1993 to 1998 in marketing. From 1999 to the present, she has been a director of the Company and in the real estate business in Seattle, Washington.

     b)   Indentification of Certain Significant Employees

          The registrant has no other employees.

     c)   Family Relationships

          There is no family relationship between the Director or Executive Officer, or person nominated or chosen by the registrant to become a Director or Executive Officer.

     d)   Involvement in Certain Legal Proceedings

          No Director, or person nominated to become a Director or Executive Officer, has been involved in any legal proceedings during the past five years.

                              24 HOUR AUCTION, INC.

                                   FORM 10-KSB

                            YEAR ENDED AUGUST 31, 2001


     e)   Promoters and Control Persons

          Not applicable.

     f)   Compliance with Section 16(A) of the Exchange Act

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There are presently 3,660,000 shares of the Company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of this date, owns of record, or is known by the Company to own beneficially, more than five percent of the Company's common stock, and the officers and directors of the Company:

                                                            AMOUNT AND
               TITLE                  NAME AND              NATURE OF
                OF                   ADDRESS OF             BENEFICIAL           % OF
               CLASS               BENEFICIAL OWNER        OWNERSHIP (1)        CLASS
          --------------------------------------------------------------------------------
          Common      Nazir Maherali                     $   800,000            22%
                      31550 South Fraser Way
                      Abbotsford, BC, Canada

                      Directors and Officers as a group      800,000            22%

Changes in Control

There are no arrangements that may result in a change in control of the registrant.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leased office space from Apus Capital Corporation, a company that the President of the Company works for. The lease was for one year from October 1, 1999 to September 30, 2000 at a monthly rental of $250 per month.

                              24 HOUR AUCTION, INC.

                                   FORM 10-KSB

                            YEAR ENDED AUGUST 31, 2001


                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a)   Exhibits Required by Item 601

          (3)(i)    Articles of Incorporation                       (2)
          (3)(ii)   Bylaws                                          (2)
          (13)      Annual report to security holders,
                    Form 10Q or quarterly report to
                    security holders                                (2)
          (27)      Financial Data Schedule                 Filed Electronically

                    (1) Omitted Exhibits not applicable
                    (2) Incorporated by reference to previous filing

     b)   Reports on Form 8-K

          The Company filed a Notice of Change in Registrant's Certifying Accountant on Form 8-K in the fiscal year ended August 31, 2001.


                                    SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf the undersigned, thereto duly authorized.

Dated: March 20, 2002

24 HOUR AUCTION, INC.



        /s/ Nazir Maherali
---------------------------------
President, Secretary and Director