Form 10QSB
period 2001-11-30
24 HOUR AUCTION INC
filed 2002-04-09
CIK 1107698

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended November 30, 2001

[   ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
        Act of 1934

        For the transition period              to
                                  -------------    --------------

        Commission File Number   000-29713
                               ------------------


                              24 HOUR AUCTION, INC.
   --------------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)


            Delaware                                       91-1780705
-----------------------------------------      ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
-------------------------------
incorporation or organization)
------------------------------


2009 Iron Street
Bellingham, Washington                                     98225
-----------------------------------------      ---------------------------------
(Address of principal executive offices)             (Postal or Zip Code)


Issuer's telephone number, including area code:     360-647-3170
                                                --------------------------------

                                       None
   --------------------------------------------------------------------------
     (Former name, former address and former fiscal year end, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days   [ X ] Yes  [   ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,660,000 shares of common stock, $0.0001 par value outstanding as of April 8, 2002.

                      PART 1 - FINANCIAL INFORMATION


Item 1.   Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended November 30, 2001 are not necessarily indicative of the results that can be expected for the year ending August 31, 2002.

                             24 HOUR AUCTION, INC.
                         (A Development Stage Company)


                            FINANCIAL STATEMENTS


                              NOVEMBER 30, 2001
                                  (Unaudited)
                          (Stated in U.S. Dollars)

                             24 HOUR AUCTION, INC.
                         (A Development Stage Company)

                               BALANCE SHEET
                                (Unaudited)
                         (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                       NOVEMBER 30    AUGUST 31
                                                           2001          2001
--------------------------------------------------------------------------------
                                                       (Unaudited)    (Audited)

ASSETS

Current
   Cash                                                $    5,356    $   39,582
   Prepaid expenses                                        20,000         5,000
                                                       ----------    ----------
                                                           25,356        44,582

Capital Assets, net                                         2,006         2,332
                                                       ----------    ----------

                                                       $   27,362    $   46,914
================================================================================

LIABILITIES

Current
   Accounts payable                                    $    2,490    $    2,490
   Related party payable                                    3,000         3,000
                                                       ----------    ----------
                                                            5,490         5,490
                                                       ----------    ----------

SHAREHOLDERS' EQUITY

Share Capital
  Authorized:
    80,000,000 common shares, par value
     $0.0001 per share
    20,000,000 preferred shares, par value
     $0.0001 per share

  Issued and outstanding:
    3,660,000 common shares                                   366           366

  Add: Share subscriptions received - 104,000 common
   shares at November 30, 2001 and August 31, 2001             10            10

  Additional paid-in capital                               71,124        71,124

Deficit Accumulated During The Development Stage          (49,628)      (30,076)
                                                       ----------    ----------
                                                           21,872        41,424
                                                       ----------    ----------

                                                       $   27,362    $   46,914
================================================================================

                             24 HOUR AUCTION, INC.
                         (A Development Stage Company)

                      STATEMENT OF OPERATIONS AND DEFICIT
                                  (Unaudited)
                          (Stated in U.S. Dollars)

------------------------------------------------------------------------------------------------------------------
                                                                                                      INCEPTION
                                                                                                     SEPTEMBER 21
                                                                            THREE MONTHS ENDED          1999 TO
                                                                                NOVEMBER 30           NOVEMBER 30
                                                                            2001           2000           2001
------------------------------------------------------------------------------------------------------------------
Expenses
   Lease expense                                                        $     -        $      250     $    3,000
   Filing and transfer agent fees                                              243            172          2,374
   Professional expenses                                                    15,000           -            34,050
   Organization expense                                                       -              -             2,000
   Website maintenance                                                        -               132            132
   Depreciation                                                                326            325          2,501
   General and administrative                                                3,983            788          5,492
   Office supplies                                                            -              -                79
                                                                        ----------------------------------------
Net Loss For The Period                                                     19,552          1,667     $   49,628
                                                                                                      ==========

Deficit Accumulated During The
   Development Stage, Beginning Of Period                                   30,076         15,483
                                                                        -------------------------

Deficit Accumulated During The
   Development Stage, End Of Period                                     $   49,628     $   17,150
=================================================================================================

Net Loss Per Share                                                      $     0.01     $     0.01
=================================================================================================

Weighted Average Number Of Common Shares Outstanding                     3,660,000      3,660,000
=================================================================================================

                             24 HOUR AUCTION, INC.
                         (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                                 (Unaudited)
                          (Stated in U.S. Dollars)

------------------------------------------------------------------------------------------------------------------
                                                                                                      INCEPTION
                                                                                                     SEPTEMBER 21
                                                                            THREE MONTHS ENDED          1999 TO
                                                                                NOVEMBER 30           NOVEMBER 30
                                                                            2001           2000           2001
------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss for the year                                                $  (19,552)    $   (1,667)    $  (49,628)

Adjustments To Reconcile Net Loss To Net
  Cash By Operating Activities
   Depreciation                                                                326            325          2,501
   Accounts payable                                                           -               426          2,490
   Related party payable                                                      -               250          3,000
   Prepaid expenses                                                        (15,000)        (1,500)       (20,000)
                                                                        ----------------------------------------
                                                                           (34,226)        (2,166)       (61,637)
                                                                        ----------------------------------------

Cash Flows From Financing Activities
   Common stock issued                                                        -              -            19,500
   Increase in share subscriptions                                            -              -            52,000
                                                                        ----------------------------------------
                                                                              -              -            71,500
                                                                        ----------------------------------------

Cash Flows From Investing Activity
   Purchase of capital assets                                                 -              -            (4,507)
                                                                        ----------------------------------------

Increase (Decrease) In Cash                                                (34,226)        (2,166)         5,356

Cash, Beginning Of Period                                                   39,582          3,608           -
                                                                        ----------------------------------------

Cash, End Of Period                                                     $    5,356     $    1,442     $    5,356
================================================================================================================

                             24 HOUR AUCTION, INC.
                         (A Development Stage Company)

                       STATEMENT OF STOCKHOLDER'S EQUITY
                               NOVEMBER 30, 2001
                                 (Unaudited)
                          (Stated in U.S. Dollars)

                                                                                      DEFICIT
                                                   COMMON STOCK                     ACCUMULATED
                                        ----------------------------------------
                                          NUMBER                     ADDITIONAL     DURING THE
                                            OF                         PAID-IN      DEVELOPMENT
                                          SHARES          AMOUNT       CAPITAL          STAGE      TOTAL
                                        ------------------------------------------------------------------
Issuance of common shares
   September 29, 1999                   3,660,000     $     366     $   19,134    $     -       $   19,500

Loss for the period                          -             -              -          (15,483)      (15,483)
                                        ------------------------------------------------------------------

Balance, August 31, 2000                3,660,000           366         19,134       (15,483)        4,017

Common share subscriptions received       104,000            10         51,990          -           52,000

Loss for the period                          -             -              -          (14,593)      (14,593)
                                        ------------------------------------------------------------------

Balance, August 31, 2001                3,764,000           376         71,124       (30,076)       41,424

Loss for the period                          -             -              -          (19,552)      (19,552)
                                        ------------------------------------------------------------------

Balance, November 30, 2001              3,764,000     $     376     $   71,124    $  (49,628)   $   21,872
                                        ==================================================================

                             24 HOUR AUCTION, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001
                                 (Unaudited)
                          (Stated in U.S. Dollars)


1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

     24 Hour Auction, Inc. (herein after "the Company") was incorporated in September 1999, under the laws of the State of Delaware, primarily for the purpose of auctioning goods and services via the internet.

     In November 1999, the Company established its website, Bidmonkey.com, which is expected to auction goods and services that are geographically targeted. 24 Hour Auction, Inc. is in the development stage and, at November 30, 2001, has not realized any revenues from planned operations.


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

     b)   Interim Financial Statements

          The interim financial statements as of, and for the period ended, November 30, 2001, included herein, have been prepared for the Company without audit. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

                             24 HOUR AUCTION, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001
                                 (Unaudited)
                          (Stated in U.S. Dollars)


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

     e)   Cash and Cash Equivalents

          For purposes of the statement of cash flows, the Company considers investments purchased with an original maturity of three months or less to be cash equivalents.

     f)   Fair Value of Financial Instruments

          The carrying amounts for cash and payables approximate their fair value.

     g)   Concentration of Risk

          The Company maintains its cash accounts in one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business chequing account maintained in U.S. dollars, which totalled $5,356 as of November 30, 2001. This account is not insured.

     h)   Derivative Instruments

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

                             24 HOUR AUCTION, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001
                                 (Unaudited)
                          (Stated in U.S. Dollars)


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     h)   Derivative Instruments (Continued)

          At November 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

     i)   Impaired Asset Policy

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

          The Company does not believe any adjustments are needed to the carrying value of its assets at November 30, 2001.

     j)   Revenue Recognition

          Revenues and cost of revenues will be recognized when services and products are furnished or delivered. At November 30, 2001, no revenues were realized or recognized by the Company.

     k)   Income Taxes

          At November 30, 2001, the Company had an accumulated net operating loss of $49,628 since its inception in September 1999. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

     l)   Basic and Diluted Loss Per Share

          Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same as there were no common stock equivalents outstanding at November 30, 2001.

                             24 HOUR AUCTION, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001
                                 (Unaudited)
                          (Stated in U.S. Dollars)


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     m)   Going Concern

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

          As shown in the accompanying financial statements, the Company has generated no revenues since inception. The Company recorded a loss and an accumulated deficit of $49,628 for the period from September 21, 1999 (inception) to November 30, 2001. The Company, being a development stage enterprise, is currently putting technology in place that will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

     Depreciation expense for the three months ended November 30, 2001 was $325.


4.   RELATED PARTY TRANSACTION

     The Company is the lessor of office space and computers under an operating lease for $250 per month. The space and computers are leased from a related party. This lease expired in September 2000.

                             24 HOUR AUCTION, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001
                                 (Unaudited)
                          (Stated in U.S. Dollars)


5.   COMMON AND PREFERRED STOCK

     Upon incorporation, the Company authorized the issuance of 20,000,000 shares of preferred stock at a par value of $0.0001 per share, of which there are no shares outstanding. The preferred shares have not been designated any preferences.

     Upon incorporation, the Company authorized the issuance of 80,000,000 shares of common stock at a par value of $0.0001 per share, of which 3,660,000 shares are outstanding under Regulation D, Rule 504. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders, but have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared by the Company's board of directors in its discretion, from funds legally available. The Company has not authorized any convertible stock, warrants, options or dividends as of November 30, 2001.

Item 2.   Management's Discussion and Analysis or Plan of Operations


OVERVIEW
--------

Management has been exploring a variety of revenue models in the light of recent events in the internet environment.

The Company is a developmental stage company. There are no appreciable changes to its financial condition or its operations except as outlined in the review for the period ended November 30, 2001.

RESULTS OF OPERATIONS
---------------------

We incurred operating expenses in the amount of $19,552 for the three months ended November 30, 2001 as compared to $1,667 for the three months ended November 30, 2000. For the period ended November 30, 2001, these operating expenses were comprised primarily of professional fees in the amount of $15,000 paid to outside consultants for assistance in the development of a strategy to successfully exploit the Bidmonkey.com website.

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

24 HOUR AUCTION, INC.



Date:     April 8, 2002
      ----------------------------



By:       /s/ Nazir Maherali
      ----------------------------
         Nazir Maherali, President