Form 10QSB
period 2002-02-28
24 HOUR AUCTION INC
filed 2004-09-28
CIK 1107698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

  ☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended February 28, 2002

  ☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File No. 000-50103

24 HOUR AUCTION INC.
(Name of Small Business Issuer in its Charter)

Delaware	71-911780705
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2009 CRON ST
BELLINGHAM WA	98225
(Address of principal executive office)	(Zip Code)

(360) 647-3170
(Issuer's telephone number)

None
(Former Name or Former Address, if changed since last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
  ☐   Yes  ☐   No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
3,660,000 shares of common stock outstanding as of February 28, 2002.

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

2

24 HOUR AUCTION, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

FEBRUARY 28, 2002
(Unaudited)
(Stated in U.S. Dollars)

24 HOUR AUCTION, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	FEBRUARY 28	AUGUST 31
	2002	2001
	(Unaudited)	(Audited)

ASSETS

Current
Cash	$3,403	$39,582
Prepaid expenses	5,000	5,000
	8,403	44,582

Capital Assets, net	1,680	2,332

	$10,083	$46,914

LIABILITIES

Current
Accounts payable	$2,490	$2,490
Related party payable	3,000	3,000
	5,490	5,490

SHAREHOLDERS' EQUITY

Share Capital
Authorized:
80,000,000 common shares, par value $0.0001 per share
20,000,000 preferred shares, par value $0.0001 per share

Issued and outstanding:
3,660,000 common shares	366	366

Add: Share subscriptions received – 104,000 common
shares at February 28, 2002 and August 31, 2001	10	10

Additional paid-in capital	71,124	71,124

Deficit Accumulated During The Development Stage	(66,907)	(30,076)
	4,593	41,424

	$10,083	$46,914

24 HOUR AUCTION, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					SEPTEMBER 21
	THREE MONTHS ENDED		SIX MONTHS ENDED		1999 TO
	FEBRUARY 28		FEBRUARY 28		FEBRUARY 28
	2002	2001	2002	2001	2002

Expenses
Lease expense	$-	$-	$-	$250	$3,000
Filing and transfer agent
fees	1,458	181	1,701	353	3,832
Professional expenses	15,000	5,500	30,000	5,500	49,050
Organization expense	-	-	-	-	2,000
Website maintenance	-	-	-	132	132
Depreciation	326	321	652	646	2,827
General and administrative	495	598	4,478	1,386	5,987
Office supplies	-	-	-	-	79

Net Loss For The Period	$17,279	$6,600	$36,831	$8,267	$66,907

Net Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighed Average Number
Of Common Shares Outstanding	3,660,000	3,660,000	3,660,000	3,660,000

24 HOUR AUCTION, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

				INCEPTION
				SEPTEMBER 21
	SIX MONTHS ENDED			1999 TO
	FEBRUARY 28			FEBRUARY 28
	2002	2001		2002

Cash Flows From Operating Activities
Net loss for the period	$(36,831)	$(8,267)	$

Adjustments To Reconcile Net Loss To Net
Cash By Operating Activities
Depreciation	652	646
Accounts payable	-	4,168
Related party payable	-	250
Prepaid expenses	-	-
	(36,179)	(3,203)

Cash Flows From Financing Activities
Common stock issued	-	-
Increase in share subscriptions	-	-
	-	-
Cash Flows From Investing Activity
Purchase of capital assets	-	-

Increase (Decrease) In Cash	(36,179)	(3,203)

Cash, Beginning Of Period	39,582	3,608

Cash, End Of Period	$3,403	$405	$

24 HOUR AUCTION, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDER'S EQUITY

FEBRUARY 28, 2002
(Unaudited)
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
	NUMBER		ADDITIONAL	DURING THE
	OF		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Issuance of common shares September 29, 1999	3,660,000	$366	$19,134	$-	$19,500

Loss for the period	-	-	-	(15,483)	(15,483)

Balance, August 31, 2000	3,660,000	366	19,134	(15,483)	4,017

Common share subscriptions received	104,000	10	51,990	-	52,000

Loss for the period	-	-	-	(14,593)	(14,593)

Balance, August 31, 2001	3,764,000	376	71,124	(30,076)	41,424

Loss for the period	-	-	-	(36,831)	(36,831)

Balance, February 28, 2002	3,764,000	$376	$71,124	$(66,907)	$4,593

24 HOUR AUCTION, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2002
(Unaudited)
(Stated in U.S. Dollars)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

24 Hour Auction, Inc. (herein after "the Company") was incorporated in September 1999, under the laws of the State of Delaware, primarily for the purpose of auctioning goods and services via the internet.

In November 1999, the Company established its website, Bidmonkey.com, which is expected to auction goods and services that are geographically targeted. 24 Hour Auction, Inc. is in the development stage and, at February 28, 2002, has not realized any revenues from planned operations.

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

The interim financial statements as of, and for the period ended, February 28, 2002, included herein, have been prepared for the Company without audit. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

24 HOUR AUCTION, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2002
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

The Company maintains its cash accounts in one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business chequing account maintained in U.S. dollars, which totalled $3,403 as of February 28, 2002. This account is not insured.

	h)	Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 – "Accounting for Derivative Instruments and Hedging Activities". This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet, and measure those instruments at fair value.

24 HOUR AUCTION, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2002
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	h)	Derivative Instruments (Continued)

At February 28, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

	i)	Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued Statement SFAS No. 121 – "Accounting for Impairment of Long-Lived Assets". In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

The Company does not believe any adjustments are needed to the carrying value of its assets at February 28, 2002.

j)	Revenue Recognition

Revenues and cost of revenues will be recognized when services and products are furnished or delivered. At February 28, 2002, no revenues were realized or recognized by the Company.

k)	Income Taxes

At February 28, 2002, the Company had an accumulated net operating loss of $66,907 since its inception in September 1999. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

l)	Basic and Diluted Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same as there were no common stock equivalents outstanding at February 28, 2002.

24 HOUR AUCTION, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2002
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	m)	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has generated no revenues since inception. The Company recorded a loss and an accumulated deficit of $66,907 for the period from September 21, 1999 (inception) to February 28, 2002. The Company, being a development stage enterprise, is currently putting technology in place that will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Depreciation expense for the six months ended February 28, 2002 was $652.

4.	RELATED PARTY TRANSACTION

The Company is the lessor of office space and computers under an operating lease for $250 per month. The space and computers are leased from a related party. This lease expired in September 2000.

24 HOUR AUCTION, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2002
(Unaudited)
(Stated in U.S. Dollars)

5.	COMMON AND PREFERRED STOCK

Upon incorporation, the Company authorized the issuance of 20,000,000 shares of preferred stock at a par value of $0.0001 per share, of which there are no shares outstanding. The preferred shares have not been designated any preferences.

Upon incorporation, the Company authorized the issuance of 80,000,000 shares of common stock at a par value of $0.0001 per share, of which 3,660,000 shares are outstanding under Regulation D, Rule 504. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders, but have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared by the Company's board of directors in its discretion, from funds legally available. The Company has not authorized any convertible stock, warrants, options or dividends as of February 28, 2002.

Item 2. Management's Discussion and Analysis or Plan of Operation

On February 28, 2002, The Company had an accumulated deficit of $66,907.

The Company continues to develop a word of mouth referral system along with other conventional marketing strategies.

Item 3. Controls and Procedures

Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not involved in any lawsuits and are not aware of any pending litigation.

Item 2.     Changes in Securities and Use of Proceeds

None.

Item 6.     Exhibits

The following exhibits are provided with this Quarterly Report:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

3

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24 Hour Auction Inc.

Dated: September 17, 2004	By:	/s/ Robin Lee

Robin Lee
President

4