Form 10KSB
period 2002-08-31
24 HOUR AUCTION INC
filed 2004-09-28
CIK 1107698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

  ☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2002

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
11,980,000 shares of common stock outstanding as of August 31, 2002

24 HOUR AUCTION, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

AUGUST 31, 2002 AND 2001
(Stated in U.S. Dollars)

AUDITORS' REPORT

To the Shareholders and Directors
24 Hour Auction, Inc.
(A Development Stage Company)

We have audited the balance sheets of 24 Hour Auction, Inc. (a development stage company) as at August 31, 2002 and 2001, and the statements of operations and deficit accumulated during the development stage, cash flows, and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended in accordance with United States generally accepted accounting principles.

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

Vancouver, B.C.	"Morgan & Company"
June 22, 2004	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

24 HOUR AUCTION, INC.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	AUGUST 31
	2002	2001

ASSETS

Current
Cash	$-	$39,582
Prepaid expenses	-	5,000
	-	44,582

Capital Assets, net	1,030	2,332

	$1,030	$46,914

LIABILITIES

Current
Accounts payable	$2,490	$2,490
Related party payable	18,274	3,000
	20,764	5,490

SHAREHOLDERS' EQUITY

Share Capital
Authorized:
80,000,000 common shares, par value $0.0001 per share
20,000,000 preferred shares, par value $0.0001 per share

Issued and outstanding:
11,292,000 common shares at August 31, 2002 and
10,980,000 common shares at August 31, 2001	1,129	1,098

Add: Share subscriptions received – 312,000 common
shares at August 31, 2001	-	31

Additional paid-in capital	70,371	70,371

Deficit Accumulated During The Development Stage	(91,234)	(30,076)
	(19,734)	41,424
	$1,030	$46,914

24 HOUR AUCTION, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT
(Stated in U.S. Dollars)

			INCEPTION
			SEPTEMBER 21
	YEARS ENDED		1999 TO
	AUGUST 31		AUGUST 31
	2002	2001	2002

Expenses
Lease expense	$-	$250	$3,000
Filing and transfer agent fees	4,631	603	6,761
Professional expenses	50,600	10,800	69,650
Organization expense	-	-	2,000
Website maintenance	-	132	132
Depreciation	1,302	1,299	3,477
General and administrative	4,625	1,509	6,135
Office supplies	-	-	79

Net Loss For The Year	$61,158	$14,593	$91,234

Net Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of
Common Shares Outstanding	11,102,236	10,980,000

24 HOUR AUCTION, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			INCEPTION
			SEPTEMBER 21
	YEARS ENDED		1999 TO
	AUGUST 31		AUGUST 31
	2002	2001	2002

Cash Flows From Operating Activities
Net loss for the year	$(61,158)	$(14,593)	$(91,234)

Adjustments To Reconcile Net Loss To Net
Cash By Operating Activities
Depreciation	1,302	1,299	3,477
Accounts payable	-	2,018	2,490
Related party payable	15,274	250	18,274
Prepaid expenses	5,000	(5,000)	-
	(39,582)	(16,026)	(66,993)

Cash Flows From Financing Activities
Common stock issued	52,000	-	71,500
Increase in share subscriptions	(52,000)	52,000	-
	-	52,000	71,500

Cash Flows From Investing Activity
Purchase of capital assets	-	-	(4,507)

Increase (Decrease) In Cash	(39,582)	35,974	-

Cash, Beginning Of Year	-	3,608	-

Cash, End Of Year	$(39,582)	$39,582	$-

24 HOUR AUCTION, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDER'S EQUITY

AUGUST 31, 2002
Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
	NUMBER		ADDITIONAL	DURING THE
	OF		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Issuance of common shares September 29, 1999	10,980,000	$1,098	$18,402	$-	$19,500

Loss for the period	-	-	-	(15,483)	(15,483)

Balance, August 31, 2000	10,980,000	1,098	18,402	(15,483)	4,017

Common share subscriptions received	312,000	31	51,969	-	52,000

Loss for the period	-	-	-	(14,593)	(14,593)

Balance, August 31, 2001	11,292,000	1,129	70,371	(30,076)	41,424

Loss for the year	-	-	-	(61,158)	(61,158)

Balance, August 31, 2002	11,292,000	$1,129	$70,371	$(91,234)	$(19,734)

24 HOUR AUCTION, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2002 AND 2001
(Stated in U.S. Dollars)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

24 Hour Auction, Inc. (herein after "the Company") was incorporated in September 1999, under the laws of the State of Delaware, primarily for the purpose of auctioning goods and services via the internet.

In November 1999, the Company established its website, Bidmonkey.com, which is expected to auction goods and services that are geographically targeted. 24 Hour Auction, Inc. is in the development stage and, at August 31, 2002, has not realized any revenues from planned operations.

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

AUGUST 31, 2002 AND 2001
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

The Company maintains its cash accounts in one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business chequing account maintained in U.S. dollars. The account was closed during the year.

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

At August 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

The Company does not believe any adjustments are needed to the carrying value of its assets at August 31, 2002.

24 HOUR AUCTION, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2002 AND 2001
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	i)	Revenue Recognition

Revenues and cost of revenues will be recognized when services and products are furnished or delivered. At August 31, 2002, no revenues were realized or recognized by the Company.

	j)	Income Taxes

At August 31, 2002, the Company had an accumulated net operating loss of $91,234 since its inception in September 1999. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

	k)	Basic and Diluted Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same as there were no common stock equivalents outstanding at August 31, 2002.

	l)	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has generated no revenues since inception. The Company recorded a loss and an accumulated deficit of $91,234 for the period from September 21, 1999 (inception) to August 31, 2002. The Company, being a development stage enterprise, is currently putting technology in place that will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to create sales of the Company's products and services. Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

24 HOUR AUCTION, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2002 AND 2001
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

Depreciation expense for the year ended August 31, 2002 was $1,302.

4.	RELATED PARTY TRANSACTION

The Company is the lessor of office space and computers under an operating lease for $250 per month. The space and computers are leased from a related party. This lease expired in September 2000.

5.	SHARE CAPITAL

On April 22, 2002, the Company effected a three for one stock split of its common stock. All common share as per common share information in the accompanying financial statements and related notes have been restated to reflect the stock split.

Item 2.     Management's Discussion and Analysis or Plan of Operation

On August 31, 2002, The Company had an accumulated deficit of $ 91,234.

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

The following exhibits are provided with this Annual Report:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24 Hour Auction Inc.

Dated: September 17, 2004	By:	/s/ Robin Lee

Robin Lee
President

3