Form 10KSB
period 2003-08-31
24 HOUR AUCTION INC
filed 2004-09-29
CIK 1107698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

  ☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2003

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
11,980,000 shares of common stock outstanding as of August 31, 2003

24 HOUR AUCTION, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

AUGUST 31, 2003 AND 2002
(Stated in U.S. Dollars)

AUDITORS' REPORT

To the Shareholders and Directors
24 Hour Auction, Inc.
(A Development Stage Company)

We have audited the balance sheets of 24 Hour Auction, Inc. (a development stage company) as at August 31, 2003 and 2002, and the statements of operations and deficit accumulated during the development stage, cash flows, and stockholders' equity for the years ended August 31, 2003 and 2002, and for the period from inception, September 21, 1999, to August 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2003 and 2002, and the results of its operations and cash flows for the years ended August 31, 2003 and 2002, and for the period from inception, September 21, 1999, to August 31, 2003, in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2(k). These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, B.C.	"Morgan & Company"
June 22, 2004	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

24 HOUR AUCTION, INC.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	AUGUST 31
	2003	2002

ASSETS

Capital Assets, net	$449	$1,030

LIABILITIES

Current

Accounts payable	$3,990	$2,490
Related party payable	18,274	18,274
	22,264	20,764

SHAREHOLDERS' DEFICIENCY

Share Capital

Authorized:
80,000,000 common shares, par value $0.0001 per share
20,000,000 preferred shares, par value $0.0001 per share

Issued and outstanding:
11,292,000 common shares at August 31, 2003 and 2002	1,129	1,129

Additional paid-in capital	70,371	70,371

Deficit Accumulated During The Development Stage	(93,315)	(91,234)
	(21,815)	(19,734)

	$449	$1,030

24 HOUR AUCTION, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT
(Stated in U.S. Dollars)

			INCEPTION
			SEPTEMBER 21
	YEARS ENDED		1999 TO
	AUGUST 31		AUGUST 31
	2003	2002	2003

Expenses
Lease expense	$-	$-	$3,000
Filing and transfer agent fees	-	4,631	6,761
Professional fees	1,500	50,600	71,150
Organization expense	-	-	2,000
Website maintenance	-	-	132
Depreciation	581	1,302	4,058
General and administrative	-	4,625	6,135
Office supplies	-	-	79

Net Loss For The Year	2,081	61,158	$93,315

Deficit Accumulated During The Development Stage, Beginning Of Year	91,234	30,076

Deficit Accumulated During The Development Stage, End Of Year	$93,315	$91,234

Net Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	11,292,000	11,102,236

24 HOUR AUCTION, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			INCEPTION
			SEPTEMBER 21
	YEARS ENDED		1999 TO
	AUGUST 31		AUGUST 31
	2003	2002	2003

Cash Flows From Operating Activities
Net loss for the year	$(2,081)	$(61,158)	$(93,315)

Adjustments To Reconcile Net Loss To Net
Cash By Operating Activities
Depreciation	581	1,302	4,058
Accounts payable	1,500	-	3,990
Related party payable	-	15,274	18,274
Prepaid expenses	-	5,000	-
	-	(39,582)	(66,993)

Cash Flows From Financing Activities
Common stock issued	-	52,000	71,500
Share subscriptions received	-	(52,000)	-
	-	-	71,500

Cash Flows From Investing Activity
Purchase of capital assets	-	-	(4,507)

Increase (Decrease) In Cash	-	(39,582)	-

Cash, Beginning Of Year	-	39,582	-

Cash, End Of Year	$-	$-	$-

24 HOUR AUCTION, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)

AUGUST 31, 2003
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
	NUMBER		ADDITIONAL	DURING THE
	OF		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Issuance of common shares September 29, 1999	10,980,000	$1,098	$18,402	$-	$19,500

Loss for the period	-	-	-	(15,483)	(15,483)

Balance, August 31, 2000	10,980,000	1,098	18,402	(15,483)	4,017

Common share subscriptions received	312,000	31	51,969	-	52,000

Loss for the period	-	-	-	(14,593)	(14,593)

Balance, August 31, 2001	11,292,000	1,129	70,371	(30,076)	41,424

Loss for the year	-	-	-	(61,158)	(61,158)

Balance, August 31, 2002	11,292,000	1,129	70,371	(91,234)	(19,734)

Loss for the year	-	-	-	(2,081)	(2,081)

Balance, August 31, 2003	11,292,000	$1,129	$70,371	$(93,315)	$(21,815)

24 HOUR AUCTION, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2003 AND 2002
(Stated in U.S. Dollars)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

24 Hour Auction, Inc. (herein after "the Company") was incorporated in September 1999, under the laws of the State of Delaware, primarily for the purpose of auctioning goods and services via the internet.

In November 1999, the Company established its website, Bidmonkey.com, which is expected to auction goods and services that are geographically targeted. 24 Hour Auction, Inc. is in the development stage and, at August 31, 2003, has not realized any revenues from planned operations.

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

AUGUST 31, 2003 AND 2002
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	d)	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers investments purchased with an original maturity of three months or less to be cash equivalents.

	e)	Fair Value of Financial Instruments

The carrying amounts for cash and payables approximate their fair value.

	f)	Derivative Instruments

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

At August 31, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

	g)	Impaired Asset Policy

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

The Company does not believe any adjustments are needed to the carrying value of its assets at August 31, 2003.

	h)	Revenue Recognition

Revenues and cost of revenues will be recognized when services and products are furnished or delivered. At August 31, 2003, no revenues were realized or recognized by the Company.

24 HOUR AUCTION, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2003 AND 2002
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	i)	Income Taxes

At August 31, 2003, the Company had an accumulated net operating loss of $93,315 since its inception in September 1999. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

	j)	Basic and Diluted Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same as there were no common stock equivalents outstanding at August 31, 2003.

	k)	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has generated no revenues since inception. The Company recorded a loss and an accumulated deficit of $93,315 for the period from September 21, 1999 (inception) to August 31, 2003. The Company, being a development stage enterprise, is currently putting technology in place that will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to create sales of the Company's products and services. Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

24 HOUR AUCTION, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2003 AND 2002
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

Depreciation expense for the year ended August 31, 2003 was $581 (2002 - $1,302).

4.	RELATED PARTY TRANSACTION

The Company was the lessor of office space and computers under an operating lease for $250 per month. The space and computers are leased from a related party. This lease expired in September 2000.

5.	SHARE CAPITAL

On April 22, 2002, the Company effected a three for one stock split of its common stock. All common share information in the accompanying financial statements and related notes has been restated to reflect the stock split.

Item 2.     Management's Discussion and Analysis or Plan of Operation

On August 31, 2003, The Company had an accumulated deficit of $ 93,315

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