Form 10QSB
period 2004-05-31
24 HOUR AUCTION INC
filed 2004-09-29
CIK 1107698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

  ☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended May 31, 2004

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
11,980,000 shares of common stock outstanding as of May 30, 2004

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

2

24 HOUR AUCTION, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

MAY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

24 HOUR AUCTION, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	MAY 31	AUGUST 31
	2004	2003
	(Unaudited)	(Audited)

ASSETS

Capital Assets, net	$224	$449

LIABILITIES

Current
Accounts payable	$5,990	$3,990
Related party payable	18,274	18,274
	24,264	22,264

SHAREHOLDERS' DEFICIENCY

Share Capital
Authorized:
80,000,000 common shares, par value $0.0001 per share
20,000,000 preferred shares, par value $0.0001 per share

Issued and outstanding:
11,292,000 common shares	1,129	1,129

Additional paid-in capital	70,371	70,371

Deficit Accumulated During The Development Stage	(95,540)	(93,315)
	(24,040)	(21,815)

	$224	$449

24 HOUR AUCTION, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					SEPTEMBER 21
	THREE MONTHS ENDED		NINE MONTHS ENDED		1999 TO
	MAY 31		MAY 31		MAY 31
	2004	2003	2004	2003	2004

Expenses
Lease expense	$-	$-	$-	$-	$3,000
Filing and transfer	-	-
agent fees			-	-	6,761
Professional	-	-
expenses			2,000	1,500	73,150
Organization
expense	-	-	-	-	2,000
Website
maintenance	-	-	-	-	132
Depreciation	75	75	225	506	4,283
General and
administrative	-	-	-	-	6,135
Office supplies	-	-	-	-	79

Net Loss For The Period	$75	$75	$2,225	$2,006	$95,540

Net Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighed Average Number
Of Common Shares Outstanding	11,292,000	11,292,000	11,292,000	11,292,000

24 HOUR AUCTION, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	NINE MONTHS ENDED
	MAY 31
	2004	2003

Cash Flows From Operating Activities
Net loss for the period	$(2,225)	$(2,006)

Adjustments To Reconcile Net Loss To Net Cash By Operating
Activities
Depreciation	225	506
Accounts payable	2,000	1,500

Increase (Decrease) In Cash	-	-

Cash, Beginning Of Period	-	-

Cash, End Of Period	$-	$-

24 HOUR AUCTION, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDER'S EQUITY

MAY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
	NUMBER		ADDITIONAL	DURING THE
	OF		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Issuance of common shares September 29, 1999	10,980,000	$1,098	$18,402	$-	$19,500

Loss for the period	-	-	-	(15,483)	(15,483)

Balance, August 31, 2000	10,980,000	1,098	18,402	(15,483)	4,017

Common share subscriptions received	312,000	31	51,969	-	52,000

Loss for the period	-	-	-	(14,593)	(14,593)

Balance, August 31, 2001	11,292,000	1,129	70,371	(30,076)	41,424

Loss for the year	-	-	-	(61,158)	(61,158)

Balance, August 31, 2002	11,292,000	1,129	70,371	(91,234)	(19,734)

Loss for the year	-	-	-	(2,081)	(2,081)

Balance, August 31, 2003	11,292,000	1,129	70,371	(93,315)	(21,815)

Loss for the period	-	-	-	(2,225)	(2,225)

Balance, May 31, 2004	11,292,000	$1,129	$70,371	$(95,540)	$(24,040)

24 HOUR AUCTION, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

24 Hour Auction, Inc. (herein after "the Company") was incorporated in September 1999, under the laws of the State of Delaware, primarily for the purpose of auctioning goods and services via the internet.

In November 1999, the Company established its website, Bidmonkey.com, which is expected to auction goods and services that are geographically targeted. 24 Hour Auction, Inc. is in the development stage and, at May 31, 2004, has not realized any revenues from planned operations.

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

The interim financial statements as of, and for the period ended, May 31, 2004, included herein, have been prepared for the Company without audit. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

24 HOUR AUCTION, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2004
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

The Company maintains its cash accounts in one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business chequing account maintained in U.S. dollars, which totalled $0 as of May 31, 2004. This account is not insured.

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

24 HOUR AUCTION, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	h)	Derivative Instruments (Continued)

At May 31, 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

The Company does not believe any adjustments are needed to the carrying value of its assets at May 31, 2004.

j)	Revenue Recognition

Revenues and cost of revenues will be recognized when services and products are furnished or delivered. At May 31, 2004, no revenues were realized or recognized by the Company.

k)	Income Taxes

At May 31, 2004, the Company had an accumulated net operating loss of $93,240 since its inception in September 1999. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

l)	Basic and Diluted Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same as there were no common stock equivalents outstanding at May 31, 2004.

24 HOUR AUCTION, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	m)	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has generated no revenues since inception. The Company recorded a loss and an accumulated deficit of $95,540 for the period from September 21, 1999 (inception) to May 31, 2004. The Company, being a development stage enterprise, is currently putting technology in place that will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Depreciation expense for the nine months ended May 31, 2004 was $225.

4.	RELATED PARTY TRANSACTION

The Company is the lessor of office space and computers under an operating lease for $250 per month. The space and computers are leased from a related party. This lease expired in September 2000.

24 HOUR AUCTION, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

5.	SHARE CAPITAL

On April 22, 2002, the Company effected a three for one stock split of its common stock. All common share as per common share information in the accompanying financial statements and related notes have been restated to reflect the stock split.

Item 2.     Management's Discussion and Analysis or Plan of Operation

On May 30, 2004, The Company had an accumulated deficit of $ 93,540

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